Form 10QSB
period 2007-03-31
Disaboom, Inc.
filed 2007-05-15
CIK 1393901

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

Commission file number: 000-52558

DISABOOM, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	20-5973352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10475 Park Meadows Drive, Suite 600
      Lone Tree, CO 80124
(Address of principal executive offices)

Issuer's telephone number, including area code: (720) 279-2500

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]   No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

There were 27,546,000 shares of the issuer’s common stock, par value $0.0001, outstanding as of May 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes  [  ]   No  [X]

DISABOOM INC.
(A DEVELOPMENT STAGE COMPANY)

QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

INDEX TO FINANCIAL STATEMENTS

PAGE
Financial Statements (unaudited):

Balance Sheet as of March 31, 2007	2

Statements of Operations for the three-month period ended
March 31, 2007, and for the period from inception (September 5, 2006) through
March 31, 2007	3

Statements of Cash Flow for the three-month period ended
March 31, 2007, and for the period from inception (September 5, 2006) through
March 31, 2007	4

Notes to Financial Statements	5

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

MARCH 31, 2007
(Unaudited)

ASSETS
Current assets:
Cash	$2,911,928

Total assets	$2,911,928

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$87,057

Total liabilities (all current)	87,057

Shareholders' equity (Note 5):
Preferred stock, $0.0001 par value; authorized
10,000,000 shares; none issued and outstanding	—
Common stock, $0.0001 par value; authorized
50,000,000 shares; 27,046,000 issued and outstanding	2,705
Common stock to be issued, 500,000 shares	250,000
Additional paid-in capital	2,917,219
Deficit accumulated during the development stage	(345,053)

Total shareholders' equity	2,824,871

Total liabilities and shareholders' equity	$2,911,928

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Three months ended March 31, 2007	September 5, 2006 (inception) to March 31, 2007
	(Unaudited)	(Unaudited)
Expenses:
General and administrative	$(337,717)	$(354,703)

Other income:
Interest income	9,650	9,650

Net loss	$(328,067)	$(345,053)

Net loss per share, basic and diluted (Note 2)	$(0.01)

Weighted average number of common shares
outstanding (Note 2)	22,666,800

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2007	September 5, 2006 (inception) to March 31, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(328,067)	$(345,053)

Adjustments to reconcile net loss to cash
used in operating activities:
Stock-based compensation expense	19,799	19,799
Increase (decrease) in assets and liabilities:
Accounts payable	86,142	87,057
Advances, related party	33,929	50,000

Total adjustments	139,870	156,856

Net cash used in operating activities	(188,197)	(188,197)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,848,000	2,850,125
Proceeds from common stock to be issued	250,000	250,000
Proceeds applied to receivable from issuance of common stock	2,125	—

Net cash provided by financing activities	3,100,125	3,100,125

Increase in cash and ending cash	$2,911,928	$2,911,928

Supplemental disclosure of non-cash investing and financing
activities:
Conversion of related party advances to common stock	$50,000	$50,000

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Three months ended March 31, 2007
(Unaudited)

1.	Organization and basis of presentation:

Disaboom, Inc. (the “Company”) was incorporated in the State of Colorado on September 5, 2006 with the primary purpose of developing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. It will also serve as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, and employers. The Company expects to launch a beta version of the website in August 2007, and launch the initial operational version of the website in September 2007. The primary activities of the Company through March 31, 2007 have been organizational in nature, including the development of the website, building a management team, and the offering of common shares in a private placement. The Company’s headquarters are located in the metropolitan area of Denver, Colorado.

The foregoing unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in a registration statement on Form SB-2. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Interim results are not necessarily indicative of results for a full year or any future period.

2.	Summary of significant accounting policies:

Development stage company:

The Company complies with Statement of Financial Accounting Standard (“SFAS”) No. 7 for its characterization of the Company as development stage. Furthermore, the Company has adopted Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, to be expensed as incurred.

Use of estimates in financial statement preparation:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Website development costs:

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Web Site Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of web sites. Under EITF 00-2, costs related to certain web site development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life. In January 2007, the Company entered into an agreement for website development. For the three months ended March 31, 2007 and the period from September 5, 2006 (inception) to March 31, 2007, website development costs of approximately $136,250 and $146,250, respectively, were expensed.

Stock based compensation:

The Company accounts for stock options and similar equity instruments in accordance with SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

The Board of Directors has adopted the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan authorizes the Board of Directors to grant stock bonuses or stock options to purchase shares of the Company’s common stock to employees, officers, directors and consultants. Options granted under the 2006 Plan may be either incentive stock options or non-qualified stock options. The aggregate number of shares of common stock as to which options and bonuses may be granted under the 2006 Plan cannot exceed 4,000,000.

For the three months ended March 31, 2007 the Company granted 862,500 stock options to employees at an exercise price of $.50 per share. The fair value of stock options at the date of grant was $192,876. The Company used the following assumptions to determine the fair value of stock option grants during the three months ended March 31, 2007:

Expected term	5 years
Volatility	55%
Risk-free interest rate	4.6%
Dividend yield	0%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding and was calculated as the average of the term of the options and the vesting period. The expected volatility is based on the historical price volatility of the common stock of other companies that provide similar services. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

        A summary of stock option activity for the three months ended March 31, 2007 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—
Granted	862,500	$0.50	4 years	$0
Exercised
Forfeited

Outstanding at March 31, 2007	862,500

Exercisable at March 31, 2007	—

A summary of the status of the Company’s non-vested shares as of and for the three months ended March 31, 2007, is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	—
Granted	862,500	$0.26
Vested
Forfeited

Nonvested at March 31, 2007	862,500

As of March 31, 2007, we had $173,077 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

Loss per share:

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”, which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. For purposes of computing loss per share, the initial issuance of 21,250,000 shares of common stock (Note 4) have been outstanding from inception. Stock options are not considered in the calculation, as the impact of potential common shares (862,500 at March 31, 2007) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Recent accounting pronouncement:

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. There were no unrecognized tax benefits and, accordingly, there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and Colorado State jurisdiction. The Company is subject to U.S. federal and state tax examinations for the year 2006. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

3.	Advances, related party:

There are no related party advances outstanding as of March 31, 2007. Prior to March 31, the Company had related party advances made by the Chairman and Chief Executive Officer (the “Chairman”) or an entity controlled by him, to provide working capital to the Company or expenses paid by the Chairman on behalf of the Company. At February 14, 2007, total advances amounted to approximately $58,000, of which $50,000 was converted to equity in connection with the private placement (Note 4), and the remaining $8,000 was subsequently repaid.

4.	Shareholders’ equity:

In November 2006, the Company issued 21,250,000 shares of its common shares at par value or $0.0001 per share in exchange for a receivable. Proceeds of $2,125 were received in February 2007.

On March 9, 2007, the Company completed a private placement of 5,796,000 shares of common stock for gross proceeds of $2,898,000. The shares were issued at a price of $0.50 per share. As part of the offering, $50,000 of advances due to the Chairman were converted to 100,000 shares of common stock.

On March 23, 2007, we received a subscription for the purchase of 500,000 shares of our common stock at $0.50 per share and received $250,000 cash. The shares were issued on April 2, 2007.

5.	Subsequent events:

Subsequent to March 31, 2007, we have hired additional key employees to continue to develop our business. On April 2, 2007, we entered into an employment agreement with the individual designated to serve as our Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer. Additionally, this individual has been appointed to serve on our Board of Directors. As part of his employment agreement, he was granted options to purchase 1,750,000 shares of our common stock at $0.50 per share, of which 250,000 options vested immediately, 250,000 vest on September 1, 2007, 500,000 vest on January 1, 2008, and 500,000 on January 1, 2009, provided he is an employee or director of the Company on each vesting date. The final 250,000 options only vest upon the occurrence of certain Company events including a merger, acquisition or consolidation.

We entered into an employment agreement with a newly- hired Chief Technology Officer (“CTO”) on April 23, 2007. The CTO was granted 550,000 options to purchase our common stock at $0.50 per share, of which 125,000 options vested on April 23, 2007, 200,000 vest on October 7, 2007 but only upon the launch of the Disaboom.com internet community, and 225,000 vest on September 1, 2008 provided he is an employee of the Company on each vesting date.

Effective May 1, 2007, we hired a Vice President of Sales. He was granted 500,000 options to purchase our common stock at $0.50 per share, of which 100,000 options vest immediately. The remaining options vest in four equal annual installments contingent upon the achievement of certain levels of advertising revenue for the Company, and provided he remains an employee of the Company on each vesting date.

Effective May 1, 2007, we entered into a consulting agreement with the Memphis Consulting Group (“MCG”) whereby MCG will provide investor relations services to the Company. The agreement is for an initial three month term and may be extended by the parties. Pursuant to the agreement we will pay MCG $6,000 per month and issue 6,000 shares of restricted stock per month. Additionally, we issued a warrant to purchase 50,000 shares of our common stock at $0.50 per share for a period of five years. The Agreement contains confidentiality provisions.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

        This Form 10-QSB contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the time line for the launch of the Company’s website, the prospects for selling advertising on the website, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, including under “Risk Factors.” Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Plan of Operation

        We were incorporated under the laws of the State of Colorado on September 5, 2006 with the primary purpose of developing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. It will also serve as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, and employers. We expect to launch a beta version of the website in August 2007, and launch the initial operational version of the website in September 2007.

        Our focus for the next twelve months is: (i) to continue the development of our website and operational platform, management team, and go-to-market strategy; (ii) to negotiate and to enter into advertising and other agreements, thereby generating revenue; and (iii) to increase awareness of our site through business development and partnership agreements, sponsorships, various media relations initiatives, and generally expanding our contacts within our market segment. The greater the awareness of our site in the marketplace, the greater the number of page views our site will experience. The more page views our website experiences, the greater the revenues under the standard terms of our web advertising agreement.

        Our financial statements for the quarter ended March 31, 2007 and from inception (September 5, 2006) through March 31, 2007, reflect minimal business activities. We incorporated in September 2006, and since that time have focused primarily on the planning and development of our website and operational platform. As such we are unable to provide a comparison of our financial condition and results of operations from the recently completed quarter to the comparable quarter last year.

        Currently, we fund our operations primarily through funds raised in a private placement of our common stock completed in March 2007. During this private placement, we issued 5,796,000 shares of our common stock at $0.50 per share for aggregate gross proceeds of $2,898,000. Subsequently, on April 2, 2007, we issued 500,000 shares to Mr. Walpuck at $0.50 per share, for total gross proceeds of $250,000. We expect the proceeds from these offerings to be sufficient to cover our costs and expenses for the next nine months. However, estimates for expenses, as well as our market approach and timing may change, resulting in the need to obtain additional debt or equity financing during 2007, but there can be no assurance that additional financing will be available on reasonable terms, if at all.

        During the quarter ended March 31, 2007, our operating expenses totaled $337,717. Approximately 80% of the expenditures we incurred related to website development costs ($136,250) and legal and consulting fees ($125,775).

        In January 2007 we entered into the Website Development Agreement with DATA, Inc., which was our first material financial commitment, totaling $280,000 with payments to be made January through July 2007. Additionally, in February 2007, we entered into an agreement with the Blueshirt Group, L.L.C. pursuant to which the Blueshirt Group provides us investor relations and consulting services for $9,000 per month.

        Since the end of our fiscal quarter ended March 31, 2007, we have hired additional key employees to continue to develop our business. On April 2, 2007 we entered into an employment agreement with John Walpuck. Mr. Walpuck serves as our Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer. Additionally, he has been appointed to serve on our Board of Directors. As part of his employment agreement, Mr. Walpuck was granted options to purchase 1,750,000 shares of our common stock at $0.50 per share, of which 250,000 options vested immediately, 250,000 vest on September 1, 2007, 500,000 vest on January 1, 2008, and 500,000 on January 1, 2009 provided Mr. Walpuck is an employee or director of the Company on each vesting date. The final 250,000 options only vest upon the occurrence of certain Company events including a merger, acquisition or consolidation.

        We entered into an employment agreement with Michael Fay on April 23, 2007. Mr. Fay serves as our Chief Technology Officer. Mr. Fay was granted 550,000 options to purchase our common stock at $0.50 per share, of which 125,000 options vested on April 23, 2007, 200,000 vest on October 7, 2007 but only upon the launch of the Disaboom.com internet community, and 225,000 vest on September 1, 2008 provided Mr. Fay is an employee of the Company on each vesting date.

        Effective May 1, 2007, Howard Lieber joined the Company as the Vice President of Sales. Mr. Lieber was granted 500,000 options to purchase our common stock at $0.50 per share, of which 100,000 options vest immediately. The remaining options vest in four equal annual installments contingent upon the achievement of certain levels of advertising revenue for the Company, and provided he remains an employee of the Company on each vesting date.

        Effective May 1, 2007 we entered into a consulting agreement with the Memphis Consulting Group (“MCG”) whereby MCG will provide investor relations services to the Company. The agreement is for an initial three month term and may be extended by the parties. Pursuant to the agreement we will pay MCG $6,000 per month and issue it's President 6,000 shares of restricted stock per month. Additionally, we issued it's Presdent a warrant to purchase 50,000 shares of our common stock at $0.50 per share for a period of five years. The Agreement contains confidentiality provisions.

ITEM 3.    Controls and Procedures.

Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure control and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

The Company’s management has also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.   Unregistered Sale of Equity Securities and Use of Proceeds

        The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sale of equity securities:

        On February 15, 2007, we granted an aggregate of 62,500 options to four individuals to purchase our common stock at an exercise price of $0.50 per share. The shares options were issued in consideration for services provided and to be rendered to the Company. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions were paid on these issuances.

        On February 26, 2007, we granted 500,000 options to purchase our common stock at an exercise price of $0.50 per share. The shares options were issued in consideration for services provided and to be rendered to the Company. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions were paid on this issuance.

        On March 9, 2007, we granted an aggregate of 300,000 options to three Directors to purchase our common stock at an exercise price of $0.50 per share. The shares options were issued in consideration for services provided and to be rendered to the Company for the committees on which they serve. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions were paid on these issuances.

        Effective May 1, 2007, we granted 500,000 options to purchase our common stock at an exercise price of $0.50 per share. The shares options were issued in consideration for services provided and to be rendered to the Company. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this offering. No commissions were paid on this issuance.

        On March 29, 2007, we issued 5,796,000 shares of common stock at $0.50 per share in a private placement. We relied on the exemption from registration provided by Section 4(2) and Rule 506 under the Securities Act of 1933 for this offering. The proceeds are being used for general working capital for the continued development of our business. No commissions were paid on this issuance.

        On March 23, 2007, we received a subscription for the purchase of 500,000 shares of our common stock at $0.50 per share, for aggregate consideration of $250,000 from John Walpuck. We accepted the subscription, contingent on Mr. Walpuck entering into an employment agreement with us prior to April 20, 2007. The subscription letter provided that if we were unable to successfully negotiate and enter into an employment agreement with the subscriber by that date, we could, in our discretion, reject the subscription. The subscriber had no ability to seek a return of his funds, as all discretion rested with our Board of Directors. On April 2, 2007, we entered into an employment agreement with Mr. Walpuck and issued 500,000 shares of our common stock to Mr. Walpuck. In conjunction with his employment agreement, we granted Mr. Walpuck 1,750,000 options to purchase our common stock at $0.50 per share. We relied on the exemption from registration provided by Section 4(2) and 4(6) under the Securities Act of 1933 for these offerings. No commissions were paid on this issuance. The proceeds are being used for general working capital for the continued development of our business.

        In conjunction with his entering into an employment agreement with the Company, on April 23 we granted 550,000 options to purchase our common stock at an exercise price of $0.50 per share. The shares options were issued in consideration for services provided and to be rendered to the Company. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions were paid on this issuance.

        Effective May 1, 2007, we entered into a consulting agreement with the Memphis Consulting Group (“MCG”) whereby in consideration for investor relations services to be provided to the Company we will issue MCG's President 6,000 shares of restricted stock per month. Additionally, we issued MCG's President a warrant to purchase 50,000 shares of our common stock at $0.50 per share for a period of five years. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for these issuances. No commissions were paid on this issuance.

ITEM 6.   Exhibits.

3.1	Articles of Incorporation filed September 6, 2006, filed herewith.
3.1.1	Articles of Amendment to the Articles of Incorporation filed November 13, 2006, filed herewith
3.2	Bylaws, filed herewith.
4.1	Specimen Certificate of Common Stock, filed herewith.
10.1	2006 Stock Option Plan, as amended, filed herewith.
10.2	Acceptance Agreement for Website Development, dated January 10, 2007, filed herewith.
10.3	Agreement with Blue Shirt Group dated March 1, 2007, filed herewith.
10.4	Employment Agreement with John Walpuck dated April 2, 2007, filed herewith.
10.5	Employment Agreement with Michael Fay dated April 23, 2007, filed herewith.
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

DISABOOM INC.

SIGNATURES

        In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISABOOM, INC.

May 14, 2007	By: /s/ J.W. Roth
Date	J.W. Roth, Chief Executive Officer

May 14, 2007	By: /s/ John Walpuck
Date	John Walpuck, Chief Financial Officer/ Chief Operating Officer