Form 10QSB
period 2007-06-30
Disaboom, Inc.
filed 2007-08-14
CIK 1393901

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

Commission file number: 000-52558

DISABOOM, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	20-5973352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7730 E. Belleview Avenue, Suite A306
      Greenwood Village, CO 80111
(Address of principal executive offices)

Issuer's telephone number, including area code: (720) 407-6530

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

There were 27,546,000 shares of the issuer’s common stock, par value $0.0001, outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes  [  ]   No  [X]

DISABOOM INC.
(A DEVELOPMENT STAGE COMPANY)

QUARTERLY REPORT ON
FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2007

INDEX TO FINANCIAL STATEMENTS

PAGE
Financial Statements (unaudited):

Balance Sheet as of June 30, 2007	2

Statements of Operations for the three-month and six-month periods ended
June 30, 2007, and for the period from inception (September 5, 2006) through
June 30, 2007	3

Statements of Cash Flows for the six-month period ended June 30, 2007, and
for the period from inception (September 5, 2006) through June 30, 2007	4

Notes to Financial Statements	5

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

JUNE 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash	$2,154,388
Prepaid expenses	171,434

Total current assets	2,325,822

Property and equipment	35,039
Deposits	9,367

44,406

Total assets	$2,370,228

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$189,833
Accounts payable, related party	41,853

Total liabilities (all current)	231,686

Shareholders' equity (Note 5):
Preferred stock, $0.0001 par value; authorized
10,000,000 shares; none issued and outstanding	—
Common stock, $0.0001 par value; authorized
50,000,000 shares; 27,558,000 issued and outstanding	2,756
Additional paid-in capital	3,297,901
Deferred compensation	(5,017)
Deficit accumulated during the development stage	(1,157,098)

Total shareholders' equity	2,138,542

Total liabilities and shareholders' equity	$2,370,228

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Three months ended June 30, 2007	Six months ended June 30, 2007	September 5, 2006 (inception) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Expenses:
General and administrative	$(833,793)	$(1,171,510)	(1,188,496)

Other income (expense):
Interest income	21,748	31,398	31,398

Net loss	$(812,045)	$(1,140,112)	(1,157,098)

Net loss per share, basic and diluted (Note 2)	$(0.03)	$(0.05)

Weighted average number of common shares
outstanding (Note 2)	27,536,989	25,115,348

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2007	September 5, 2006 (inception) to June 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,140,112)	$(1,157,098)

Adjustments to reconcile net loss to cash
used in operating activities:
Stock-based compensation expense	145,515	145,515
Increase (decrease) in assets and liabilities:
Prepaid expenses and deposits	(180,801)	(180,801)
Accounts payable	188,918	189,833
Accounts payable, related party	41,853	41,853
Advances, related party	33,929	50,000

Total adjustments	229,414	246,400

Net cash used in operating activities	(910,698)	(910,698)

Cash flows from investing activities:
Purchase of property and equipment	(35,039)	(35,039)

Net cash used in investing activities	(35,039)	(35,039)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,098,000	3,100,125
Proceeds applied to receivable from issuance of common stock	2,125	—

Net cash provided by financing activities	3,100,125	3,100,125

Increase in cash and cash equivalents and ending cash	$2,154,388	$2,154,388

Supplemental disclosure of non-cash investing and financing
activities:
Conversion of related party advances to common stock	$50,000	$50,000

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Six months ended June 30, 2007
(Unaudited)

1.	Organization and basis of presentation:

Disaboom, Inc. (the “Company”) was incorporated in the State of Colorado on September 5, 2006 with the primary purpose of developing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. It will also serve as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, and employers. The Company expects to release a beta version of the website on or about August 15, 2007, release a limited availability version in September 2007, and release the general availability version of the website in October 2007. The primary activities of the Company through June 30, 2007 continue to be organizational in nature, including the ongoing development and integration of the website, beginning to plan for our marketing and community development initiatives, as well as our sales operations, and continuing to build our management team and staff. The Company’s headquarters are located in the metropolitan area of Denver, Colorado.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in a registration statement on Form SB-2. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Interim results are not necessarily indicative of results for a full year or any future period.

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

Website development costs:

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Web Site Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of web sites. Under EITF 00-2, costs related to certain web site development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life. In January 2007, the Company entered into an agreement for website development. For the three and six months ended June 30, 2007 and the period from September 5, 2006 (inception) to June 30, 2007, website development costs of approximately $111,750, 248,000 and $258,000, respectively, were expensed.

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

The Board of Directors has adopted the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan authorizes the Board of Directors to grant stock bonuses or stock options to purchase shares of the Company’s common stock to employees, officers, directors and consultants. Options granted under the 2006 Plan may be either incentive stock options or non-qualified stock options. The aggregate number of shares of common stock as to which options and bonuses may be granted under the 2006 Plan cannot exceed 5,000,000.

During the six months ended June 30, 2007 the Company granted 4,423,500 stock options to employees and consultants at a weighted average exercise price of $.55 per share. The options are subject to various vesting schedules and are exercisable through 2014. The fair value of stock options at the dates of grant was $1,212,296. The Company used the following assumptions to determine the fair value of stock option grants during the six months ended June 30, 2007:

Expected life	2 – 6 years
Volatility	68%
Risk-free interest rate	4.51 – 5.07%%
Dividend yield	0%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding and was calculated as the average of the term of the options and the vesting period. The expected volatility is based on the historical price volatility of the common stock of similar companies in the development stage. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

A summary of stock option activity for the six months ended June 30, 2007 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—
Granted	4,423,500	$0.60
Exercised
Forfeited

Outstanding at June 30, 2007	4,423,500	$0.60	2.9 years	$3,981,000

Exercisable at June 30, 2007	577,500	$0.50	1.6 years	$577,500

During the three and six month periods ended June 30, 2007, compensation expense of $96,183 and $115,982, respectively, was recorded relative to the 2006 Plan.

A summary of the status of the Company’s non-vested shares as of and for the six months ended June 30, 2007, is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	—
Granted	4,423,500	$0.33
Vested	577,500	$0.25
Forfeited	—

Nonvested at June 30, 2007	3,846,000	$0.35

As of June 30, 2007, we had $1,096,314 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

Loss per share:

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”, which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Stock options and warrants are not considered in the calculation, as the impact of potential common shares (4,473,500 at June 30, 2007) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Recent Pronouncements:

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

On March 9, 2007, the Company completed a private placement of 5,796,000 shares of common stock for gross proceeds of $2,898,000. The shares were issued at a price of $0.50 per share. As part of the offering, $50,000 of advances due to the Chairman were converted to 100,000 shares of common stock. On April 2, 2007, the Company issued 500,000 shares to an employee at $0.50 per share, for total gross proceeds of $250,000. Total gross proceeds received by the Company since its inception from the issuance of common stock are $3,150,125, which include $50,000 of related party advances converted to common stock.

Common stock includes 12,000 shares that the Company is required to issue under a consulting agreement (Note 5). Shares outstanding includes common stock to be issued at June 30, 2007 under this agreement valued at $19,500. These shares are expected to be issued in the third quarter of 2007.

4.	Lease Agreement:

On June 6, 2007 the Company entered into a lease for general corporate office space. The lease commenced June 15, 2007 and terminates on July 31, 2009. Monthly rent is $7,667, plus $220 per month for the covered parking spaces.

5.	Significant Agreements and Subsequent Events:

Effective May 1, 2007, we entered into a consulting agreement with the Memphis Consulting Group (“MCG”) pursuant to which MCG has provided investor relations services to the Company. The agreement was for an initial three month term. Pursuant to the agreement we paid MCG $6,000 per month and were to issue 6,000 shares of restricted stock per month. Additionally, we issued a warrant to purchase 50,000 shares of our common stock at $0.50 per share for a period of five years. The warrant was valued at $15,050 on the date of grant, of which $10,033 was expensed at June 30, 2007 and $5,017 was recorded as deferred compensation. The Agreement contains confidentiality provisions.

Effective July 6, 2007 we entered into a new consulting agreement with the MCG, whereby MCG will provide investor relations services to the Company. The consulting agreement that we previously entered into with MCG was scheduled to expire on August 1, 2007. The July 6, 2007 agreement is for a twelve month term and may be extended by the parties. Pursuant to the agreement we will pay MCG $12,000 per month and issue to MCG 6,000 shares of restricted stock per month. Additionally, we issued MCG a warrant to purchase 400,000 shares of our common stock at $1.45 per share for a period of five years. The shares underlying the warrant vest in 100,000 share installments on September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, contingent upon MCG providing us consulting services under the agreement. The warrant issued pursuant to the July 6 agreement was in addition to the warrant to purchase 50,000 shares of our common stock issued to MCG under the terms of previous agreement.

Since the end of our fiscal quarter on June 30, 2007 we have continued to develop our business. On July 5, 2007, we entered into an initial agreement with Cowboy International, Inc. (“Cowboy”), an advertising agency, for the development of a comprehensive and integrated marketing, advertising and branding strategy for the Company, and the launch and initial operations of our website. On August 3, 2007, we entered into an amended agreement with Cowboy through the period ending June 30, 2008. The amended agreement replaced the initial agreement with Cowboy, and the compensation we are to pay Cowboy for the services we are being provided.

On July 3, 2007 our Board appointed Patrick Templeton to serve on the Board of Directors. At that time Mr. Templeton was granted an option to purchase 100,000 shares of our Common Stock at $1.45 per share, the closing sales price on July 3, 2007, and vesting 50% on December 31, 2007 and 50% on December 31, 2008. Mr. Templeton’s options will expire on December 31, 2011.

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

Plan of Operation

        We were incorporated under the laws of the State of Colorado on September 5, 2006 with the primary purpose of developing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. It will also serve as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, and employers. The Company expects to release a beta version of the website on or about August 15, 2007, release a limited availability version in September 2007, and release the general availability version of the website in October 2007.

        The primary activities of the Company through June 30, 2007 continue to be organizational in nature, including the ongoing development and integration of the website, planning and beginning to implement our marketing and community development initiatives, as well as our sales operations, and continuing to build our management team and staff. The Company’s headquarters are located in the metropolitan area of Denver, Colorado.

        Our focus for the next twelve months is: (i) to continue the development of our website and operational platform, management team, and go-to-market strategy; (ii) to negotiate and to enter into advertising, sponsorship and other agreements, thereby generating revenue; and (iii) to increase brand awareness and drive Internet traffic to our site through media campaigns, community development and partnership initiatives, events and other activities, and generally expanding our network of contacts within our market segment. The greater the awareness of our site and brand in the marketplace, the greater the number of page views our site will experience. The more page views our website experiences, the greater the revenues under the standard terms of our web advertising agreement.

        Our financial statements for the period ended June 30, 2007 and from inception (September 5, 2006) reflect minimal business activities. We incorporated in September 2006, and since that time have focused primarily on the planning and development of our website and operational platform. As such we are unable to provide a comparison of our financial condition and results of operations from the recently completed quarter to the comparable quarter last year.

        Currently, we fund our operations primarily through funds raised in a private placement of our common stock completed in March 2007. During this private placement we issued 5,796,000 shares of our common stock at $0.50 per share for aggregate gross proceeds of $2,898,000, which include $50,000 of related party advances converted to common stock. Subsequently, on April 2, 2007, we issued 500,000 shares to Mr. Walpuck at $0.50 per share, for total gross proceeds of $250,000. We expect the proceeds from these offerings to be sufficient to cover our costs and expenses for the next five months. However, estimates for expenses, as well as our market approach and timing may change, resulting in the need to obtain additional debt or equity financing during 2007, but there can be no assurance that additional financing will be available on reasonable terms, if at all.

        During the quarter and six months ended June 30, 2007 our operating expenses totaled $833,793 and $1,171,510, respectively. Approximately 67% of the expenditures we incurred related to payroll and stock compensation costs ($125,716 and $145,515 for the three and six months ended June 30, 2007, respectively), website development costs ($111,750 and $248,000 for the three and six months ended June 30, 2007) and legal and consulting fees ($106,747 and $232,522 for the three and six months ended June 30, 2007).

        In January 2007 we entered into the Website Development Agreement with DATA, Inc., which was our first material financial commitment, totaling $280,000 with payments to be made January through July 2007. With the beta-test launch of the site expected to occur in August 2007, additional funds not to exceed $20,000 will be paid to DATA, Inc. to complete outstanding change orders and final site modifications.  These changes are a result of additional creative and execution input from Disaboom over the initial eight months of the project.  The initial expense of $280,000 was an estimated calculation to create the initial website based on an original scope of work which was subsequently modified and refined.

        As the original contract with DATA Inc. concluded in July 2007, a new master agreement is being negotiated to encompass site changes going forward in the form of individual work-for-hire agreements as well as a hosting agreement that will continue to utilize the DATA hosting facility in Denver, Colorado.  The Company anticipates these two agreements will be negotiated by August 30, 2007.

        During our fiscal quarter ended June 30, 2007 we continued to hire additional employees to help develop our business. On April 2, 2007, we entered into an employment agreement with the individual that serves as our Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer. Additionally, this individual has been appointed to serve on our Board of Directors. As part of his employment agreement, he was granted options to purchase 1,750,000 shares of our common stock at $0.50 per share, of which 250,000 options vested immediately, 250,000 vest on September 1, 2007, 500,000 vest on January 1, 2008, and 500,000 on January 1, 2009, provided he is an employee or director of the Company on each vesting date. The final 250,000 options only vest upon the occurrence of certain Company events including a merger, acquisition or consolidation.

        We entered into an employment agreement with our Chief Technology Officer (“CTO”) on April 23, 2007. The CTO was granted 550,000 options to purchase our common stock at $0.50 per share, of which 125,000 options vested on April 23, 2007, 200,000 vest on October 7, 2007 but only upon the launch of the Disaboom.com internet community, and 225,000 vest on September 1, 2008 provided he is an employee of the Company on each vesting date.

        Effective May 1, 2007, we hired a Vice President of Sales. He was granted 500,000 options to purchase our common stock at $0.50 per share, of which 100,000 options vested immediately. The remaining options vest in four equal annual installments contingent upon the achievement of certain levels of advertising revenue for the Company, and provided he remains an employee of the Company on each vesting date.

        On June 26, 2007 we entered into an employment agreement with Lori Frisher pursuant to which she serves as our Vice President, Community & Business Development. She was granted 275,000 options to purchase our common stock at $1.50 per share, of which 58,333 shares shall vest on June 25, 2008, 58,333 shares shall vest on June 25, 2009, and 58,334 shares shall vest on June 25, 2010; and (ii) 100,000 shares shall vest on March 31, 2008, but only upon the achievement of our launch objective of two million unique visitors to the Disaboom website during March 31, 2008; provided she is an employee of the Company on each vesting date.

        Effective May 1, 2007, we entered into a consulting agreement with the Memphis Consulting Group (“MCG”) pursuant to which MCG has provided investor relations services to the Company. The agreement was for an initial three month term. Pursuant to the agreement we paid MCG $6,000 per month and issued 6,000 shares of restricted stock per month. Additionally, we issued a warrant to purchase 50,000 shares of our common stock at $0.50 per share for a period of five years. The warrant was valued at $15,050 on the date of grant, of which $10,033 was expensed at June 30, 2007 and $5,017 was recorded as deferred compensation.

        Effective July 6, 2007 we entered into a new consulting agreement with the Memphis Consulting Group whereby MCG will continue to provide investor relations services to the Company. This is the second consulting agreement we entered into MCG as the first was due to expire on August 1, 2007. The July 6, 2007 agreement is for a twelve month term and may be extended by the parties. Pursuant to the agreement we will pay MCG $12,000 per month and issue MCG 6,000 shares of restricted stock per month. Additionally, we issued MCG a warrant to purchase 400,000 shares of our common stock at $1.45 per share for a period of five years.

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

The Company’s management has also concluded that as of June 30, 2007 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 2.   Unregistered Sale of Equity Securities and Use of Proceeds

        The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sale of equity securities:

        Between April 1, 2007 and June 30, 2007 we granted employees an aggregate of 3,501,000 options to purchase our common stock all subject to vesting schedules. The options were granted in consideration for services. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for these issuances. No commissions or other remuneration was paid in connection with these issuances.

        Effective May 1, 2007, we entered into a consulting agreement with the Memphis Consulting Group (“MCG”) whereby in consideration for investor services provided to the Company we issued MCG 6,000 shares of restricted stock per month. Additionally we issued MCG a warrant to purchase 50,000 shares of our common stock at $0.50 per share for a period of five years. No commissions or other remuneration was paid in connection with these issuances.

        On May 29, 2007 we granted three independent contractors an aggregate of 65,000 options to purchase our common stock at an exercise price of $0.50 per share. The options were granted in consideration services. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for these issuances. No commissions or other remuneration was paid in connection with these issuances.

        On July 3, 2007 we granted a director 100,000 options to purchase our common stock at an exercise price of $1.45 per share, subject to a vesting schedule and exercisable through 2011. The options were granted in consideration for services. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remuneration was paid in connection with this issuance.

        Effective July 6, 2007, we entered into a second consulting agreement with MCG whereby in consideration for investor relations services to be provided to the Company we will issue to MCG 6,000 shares of restricted stock per month. Additionally, we issued MCG a warrant to purchase 400,000 shares of our common stock at $1.45 per share for a period of five years, with the shares vesting in 100,000 share increments through June 30, 2008. The warrant was issued in consideration for services. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for these issuances. No commissions or other remunerations were paid in connection with this issuance.

        On July 30, 2007 we granted an employee 20,000 options to purchase our common stock at an exercise price of $1.40 per share, vesting over three years and exercisable for six years. The options were granted in consideration for services. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remunerations were paid in connection with this issuance.

ITEM 6.   Exhibits.

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Employment Agreement with John Walpuck Dated April 2, 2007 (1)
10.2	Employment Agreement with Michael Fay Dated April 23, 2007(2)
10.3	Sublease Agreement with Merlin Technical Solutions, Inc. (3)
10.4	Employment Agreement with Lori Frisher Dated June 26, 2007(4) Business Consultant Agreement with an entity controlled by David Nahmias and Warrant Dated July 6, 2007(5)

II-1

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(1)	Incorporated by reference from Form 10-QSB, filed May 15, 2007.
(2)	Incorporated by reference from Form 8-K, filed April 27, 2007.
(3)	Incorporated by reference from Form 8-K, filed June 11, 2007.
(4)	Incorporated by reference from Form 8-K, filed July 2, 2007.
(5)	Incorporated by reference from Form 8-K, filed July 12, 2007.

-II-2

DISABOOM INC.

SIGNATURES

        In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISABOOM, INC.

August 14, 2007	By: /s/ J.W. Roth
Date	J.W. Roth, Chief Executive Officer

August 14, 2007	By: /s/ John Walpuck
Date	John Walpuck, Chief Financial Officer/ Chief Operating Officer