Form 10QSB
period 2007-09-30
Disaboom, Inc.
filed 2007-11-14
CIK 1393901

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

Commission file number: 000-52558

DISABOOM, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	20-5973352

(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

7730 E. Belleview Avenue, Suite A306 Greenwood Village, CO 80111

(Address of principal executive offices)

Issuer’s telephone number, including area code: (720) 407-6530

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 35,196,333 shares of the issuer’s common stock, par value $0.0001, outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

1

DISABOOM INC.
(A DEVELOPMENT STAGE COMPANY)

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

PAGE
PART 1— Financial Information

Item 1. Financial Statements (unaudited):

Balance Sheet as of September 30, 2007	2

Statements of Operations for the three-month and nine-month periods ended September 30, 2007, and for the period from inception (September 5, 2006) through September 30, 2007	3

Statements of Cash Flows for the nine-month period ended September 30, 2007, and for the period from inception (September 5, 2006) through September 30, 2007	4

Item 2. Management’s Discussion and Analysis	11

Item 3. Controls and Procedures	13

PART II – Other Information

Item 2. Unregistered Sales of Securities and Use of Proceeds	II-1

Item 4. Submission of Matters to a Vote of Security Holders	II-2

Item 6. Exhibits	II-2

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

SEPTEMBER 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash	$4,843,187
Accounts receivable	5,910
Prepaid expenses	206,243

Total current assets	5,055,340

Property and equipment, net	25,803
Deposits	9,367

Total assets	$5,090,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$293,918
Other current liabilities	13,014

Total liabilities (all current)	306,932

Shareholders’ equity (Note 3):
Preferred stock, $0.0001 par value; authorized
10,000,000 shares; none issued and outstanding
Common stock, $0.0001 par value; authorized
65,000,000 shares; 34,698,278 issued and outstanding	3,470
Additional paid-in capital	8,686,240
Deferred compensation	(308,400)
Deficit accumulated during the development stage	(3,597,732)

Total shareholders’ equity	4,783,578

Total liabilities and shareholders’ equity	$5,090,510

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Three months ended September 30, 2007	Nine months ended September 30, 2007	September 5, 2006 (inception) to September 30, 2007

	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$5,910	$5,910	$5,910
Expenses:
Selling, general and administrative	(2,458,037)	(3,629,548)	(3,646,535)

Loss from operations	(2,452,127)	(3,623,638)	(3,640,625)

Other income:
Interest income	11,495	42,893	42,893

Net loss	$(2,440,632)	$(3,580,745)	(3,597,732)

Net loss per share, basic and diluted (Note 2)	$(0.09)	$(0.14)

Weighted average number of common shares outstanding (Note 2)	27,876,454	26,044,664

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2007	September 5, 2006 (inception) to September 30, 2007

	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,580,745)	$(3,597,732)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	416,301	416,301
Depreciation expense	9,236	9,236
Increase (decrease) in assets and liabilities:
Accounts receivable	(5,910)	(5,910)
Prepaid expenses and deposits	(215,610)	(215,610)
Accounts payable	313,516	314,432
Advances, related party	33,929	50,000

Total adjustments	551,462	568,449

Net cash used in operating activities	(3,029,283)	(3,029,283)

Cash Flows from investing activities:
Purchase of property and equipment	(35,039)	(35,039)

Net cash used in investing activities	(35,039)	(35,039)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,905,384	7,907,509
Proceeds applied to receivable from issuance of common stock	2,125

Net cash provided by financing activities	7,907,509	7,907,509

Increase in cash and cash equivalents and ending cash	$4,843,187	$4,843,187

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party advances to common stock	$50,000	$50,000

Payment of accounts payable with common stock	$7,500	$7,500

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Nine months ended September 30, 2007
(Unaudited)

1.	Organization and basis of presentation:

Disaboom, Inc. (the “Company”) was incorporated in the State of Colorado on September 5, 2006 with the primary purpose of developing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. It will also serve as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, and employers. The Company released the general availability version of the website on October 1, 2007. The primary activities of the Company through September 30, 2007 continue to be organizational in nature, including the ongoing development and integration of the website, beginning to plan for our marketing and community development initiatives, as well as our sales operations, and continuing to build our management team and staff. The Company’s headquarters are located in the metropolitan area of Denver, Colorado.

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

Although the Company was incorporated on September 5, 2006, the Company had no operations from September 5, 2006 through September 30, 2006.

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

During the three months ended September 30, 2007, the Company launched its website and began receiving limited amounts of advertising revenue during this time period.

Revenue Recognition:

During the three months ended September 30, 2007, the Company only earned revenues from advertising, and no other planned online services. Advertising revenue is recognized ratably over the period in which it is presented.

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

Website development costs:

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Web Site Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of web sites. Under EITF 00-2, costs related to certain web site development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life. In January 2007, the Company entered into an agreement for website development. For the three and nine months ended September 30, 2007 and the period from September 5, 2006 (inception) to September 30, 2007, website development costs of approximately $183,000, $431,000 and $441,000 respectively, were expensed.

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

The Board of Directors has adopted the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan authorizes the Board of Directors to grant stock bonuses or stock options to purchase shares of the Company’s common stock to employees, officers, directors and consultants. Options granted under the 2006 Plan may be either incentive stock options or non-qualified stock options. The aggregate number of shares of common stock as to which options and bonuses may be granted under the 2006 Plan cannot exceed 7,000,000. The number of shares reserved under the 2006 Plan was increased to 7,000,000 on October 1, 2007.

During the nine months ended September 30, 2007 the Company granted 5,018,500 stock options to employees and consultants at a weighted average exercise price of $0.70 per share. The options are subject to various vesting schedules and are exercisable through 2014. The fair value of stock options at the dates of grant was $1,767,703. The Company used the following assumptions to determine the fair value of stock option grants during the nine months ended September 30, 2007:

Expected term	2.5 - 5.5
Volatility	68% - 91%
Risk-free interest rate	4.21 - 5.07%
Dividend yield	0%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding and was calculated as the average of the term of the options and the vesting period. The expected volatility is based on the historical price volatility of the common stock of similar companies in the development stage. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the anticipated cash dividend over the expected term of the stock options.

A summary of stock option activity for the nine months ended September 30, 2007 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	—
Granted	5,018,500	$0.70
Exercised	—	0.00
Forfeited	310,000	1.33

Outstanding at September 30, 2007	4,708,500	$0.66	4.85	$3,960,750

Vested at September 30, 2007	857,500	$0.50	1.15	$857,500

During the three and nine month periods ended September 30, 2007, compensation expense of $152,579 and $268,561, respectively, was recorded relative to the 2006 Plan.

A summary of the status of the Company’s non-vested shares as of and for the nine months ended September 30, 2007, is presented below.

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2007	—
Granted	5,018,500	$0.40
Vested	857,500	$0.26
Forfeited	310,000	$0.88

Nonvested at September 30, 2007	3,851,000	$0.39

As of September 30, 2007, we had $1,499,393 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3.5 years.

Loss per share:

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”, which establishes standards for computing and presenting net earnings (loss) per share.

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Stock options and warrants are not considered in the calculation, as the impact of potential common shares (10,734,500 at September 30, 2007) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Recent pronouncements:

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. There were no unrecognized tax benefits and, accordingly, there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and Colorado State jurisdiction. The Company is subject to U.S. federal and state tax examinations for the year 2007. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the period ended September 30, 2007.

3.	Shareholders’ Equity:

In November 2006, the Company issued 21,250,000 shares of its common shares at par value (or $0.0001 per share) in exchange for a receivable. Proceeds of $2,125 were received in February 2007.

On March 9, 2007, the Company completed a private placement of 5,796,000 shares of common stock for gross proceeds of $2,898,000. The shares were issue at a price of $0.50 per share. As part of the offering, $50,000 of advances due to the Chairman were converted to 100,000 shares of common stock. On April 2, 2007, the Company issued 500,000 shares to an employee at $.50 per share, for total gross proceeds of $250,000.

On September 26, 2007, the Company completed the first closing of a private placement of 7,128,000 shares of common stock and 5,346,000 warrants to purchase 5,346,000 common shares for gross proceeds of $5,346,000. The shares were issued at a price of $0.75 per share. For each $0.75 invested, the purchaser received one common share plus warrants to acquire three-fourths of share. The shares of common stock are not registered under the Securities Act of 1933, as amended.   Offering costs in relation to this private placement totaled $538,616.

Total gross proceeds received by the Company since its inception from the issuance of common stock are $8,496,125.

Common stock outstanding includes 12,000 shares issued under a committed agreement (Note 4). In addition, common stock includes 6,000 shares that the Company is required to issue under this agreement. Shares outstanding includes common stock to be issued at September 30, 2007 under this agreement valued at $8,940. These shares are expected to be issued in the fourth quarter of 2007.

During the quarter ended September 30, 2007, 5,278 restricted common shares were issued in exchange for a $7,500 payable. In addition, 1,000 restricted common shares were issued to a third party in exchange for services.

4.	Significant Agreements and Subsequent Events:

Effective May 1, 2007, the Company entered into a consulting agreement with the Memphis Consulting Group (“MCG”) pursuant to which MCG has provided investor relations services to the Company. The agreement was for an initial three month term. Pursuant to the agreement the Company paid MCG $6,000 per month and we issued 6,000 shares of restricted stock per month. Additionally, the Company issued a warrant to purchase 50,000 shares of common stock at $.50 per share for a term of five years. The warrant was valued at $15,050 on the date of grant, and was expensed at September 30, 2007. The agreement contains confidentiality provisions.

Effective July 6, 2007, the Company entered into a new consulting agreement with the MCG, whereby MCG is to provide investor relations services to the Company. The consulting agreement that the Company previously entered into with MCG was scheduled to expire on August 1, 2007. The July 6, 2007 agreement is for a twelve month term and may be extended by the parties. Pursuant to the agreement the Company is to pay MCG $12,000 per month. Additionally, the Company issued MCG a warrant to purchase 400,000 shares of our common stock at $1.45 per share for a term of five years. The shares underlying the warrant vest in 100,000 share installments on September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, contingent upon MCG providing us consulting services under the agreement. The warrant issued pursuant to the July 6 agreement was in addition to the warrant to purchase 50,000 shares of our common stock issued to MCG under the terms of previous agreement. The warrant was valued at $411,200 on the date of the grant, of which $102,800 was expensed at September 30, 2007 and $308,400 was recorded as deferred compensation.

On July 5, 2007, we entered into an initial agreement with Cowboy International, inc. (“Cowboy”), an advertising agency, for the development of a comprehensive and integrated marketing, advertising and branding strategy for the Company, and the launch and initial operations of our website. On August 3, 2007, we entered into an amended agreement with Cowboy through the period ending June 30, 2008. The amended agreement replaced the initial agreement with Cowboy and modified the compensation we are to pay Cowboy for the services we are being provided. In exchange for Cowboy’s marketing, advertising and branding services, the Company agreed to pay Cowboy $133,071 per month on a monthly retainer basis through June 30, 2008. On September 28, 2007, we entered into a new amended agreement with Cowboy through the period ending June 30, 2008. The new amended agreement replaced the initial amended agreement with Cowboy and modified the compensation we are to pay Cowboy for the services we are being provided. In exchange for Cowboy’s marketing, advertising and branding services, Disaboom has agreed to pay Cowboy $86,938 per month on a monthly retainer basis through June 30, 2008.

On July 3, 2007 our Board appointed Patrick Templeton to serve on the Board of Directors. At that time Mr. Templeton was granted an option to purchase 100,000 shares of Common Stock at $1.45 per share, the closing sales price on July 3, 2007, and vesting 50% on December 31, 2007 and 50% on December 31, 2008. Mr. Templeton’s options will expire on December 31, 2011.

On October 1, 2007, we granted employees an aggregate of 725,000 options to purchase our common stock exercisable at $1.50 per share. Each of the option grants is subject to a vesting schedule, with certain of the option grants only vesting upon the achievement of defined performance goals.

On October 1, 2007 we entered into an employment agreement with our Chief Executive Officer and Chairman of the Board, positions he has held since our inception. Pursuant to the agreement, Mr. Roth will receive an annual salary of $200,000. Unless Mr. Roth is terminated for cause, or as a result of Mr. Roth’s death or disability preventing him from working, if we terminate the agreement, Mr. Roth will be entitled to a severance payment equal to his annual salary.

On October 1, 2007, we entered into an employment agreement with our Chief Medical Officer and Executive Director of Content Dr. J. Glen House. Dr. House has served as an executive officer and director of the Company since its inception. Pursuant to the agreement, Dr. House will receive an annual salary of $150,000 with a salary increase to $200,000 if and when Dr. House is able to work for us on a full-time basis. Unless the agreement is terminated for cause, or as a result of Dr. House’s death or disability preventing him from working, if we terminate the Agreement Dr. House will be entitled to a severance payment equal to his annual salary.

On October 9, 2007, we announced that we had a final closing under a private placement in which we issued 449,333 common shares and 337,000 warrants to purchase the same number of common shares that were issued in the final closing. The first closing of this offering occurred on September 26, 2007. The purpose of the offering was to raise funds for working capital, new product development and general corporate purposes. As part of the private placement we are obligated to issue warrants to purchase an aggregate of 554,800 shares of our common stock to two placement agents as part of the commission due to those placement agents.

On October 9, 2007, we acquired the rights to the Internet domain and web site of Lovebyrd.com in exchange for $25,000 cash and 55,000 shares of common stock.  Lovebyrd.com is an online dating and social networking service for individuals living with conditions that make it difficult to meet and connect with other people.

On October 19, 2007, we entered into a Business Development Agreement with a third party. The agreement is for an eighteen month term, but may be terminated by either party. Pursuant to the agreement, the third party will serve as a non-exclusive business developer for Disaboom and help us generate advertising, sponsorships, revenue sharing, and other sales and business development opportunities. As part of the consideration for entering into the agreement we are obligated to issue restricted stock in four installments, so long as the agreement is still in effect on each installment date.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operation

          We were incorporated under the laws of the State of Colorado on September 5, 2006 with the primary purpose of developing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. It will also serve as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, and employers. The Company released a beta version of the website on August 15, 2007, released a limited availability version on September 1, 2007, and released the general availability version of the website on October 1, 2007. Our headquarters are located in the metropolitan area of Denver, Colorado.

          The primary activities of the Company through September 30, 2007 continued to be primarily organizational in nature, including the ongoing development and integration of the website, planning and beginning to implement our marketing and community development initiatives, as well as our sales operations, and continuing to build our management team and staff.

          Our focus for the next twelve months will continue to be: (i) the ongoing development and evolution of our website and online community, operational platform, and product strategy; (ii) to negotiate and to enter into advertising, sponsorship and other agreements, thereby generating revenue; and (iii) to increase brand awareness and drive Internet traffic to and within our site and community through various online and offline media campaigns, community development and partnership initiatives, events and other activities. The greater the awareness of our website, community and brand in the marketplace, the greater the number of page views our site will experience. The more page views our website experiences, the greater the revenues under the standard terms of our web advertising agreement.

          In January 2007 we entered into the Website Development Agreement with DATA, inc., which was our first material financial commitment, totaling $280,000 with payments to be made through July 2007. As the original contract with DATA inc. concluded in July 2007, a new master agreement was negotiated to encompass site changes going forward in the form of individual work-for-hire agreements, as well as a hosting agreement that utilizes the DATA hosting facility located in Denver,

CO. During the three month period ending September 30, 2007, we also continued to work with DATA, inc. to complete outstanding change orders and final site modifications in advance of the general availability release of our website and community which occurred on October 1, 2007. These changes resulted from additional creative and execution input from Disaboom over the initial eight months of the project. The initial expense of $280,000 was an estimated calculation to create the initial website based on an original scope of work which was subsequently modified and refined.

          On July 5, 2007 we entered into a services agreement with Cowboy International, Inc (“Cowboy”), which was subsequently amended on August 3, 2007 and September 28, 2007. Cowboy is helping us create a comprehensive and integrated marketing, advertising, and branding campaign for our website. The new amended agreement replaced the initial amended agreement with Cowboy and the compensation we are to pay Cowboy for the services we are being provided. In exchange for Cowboy’s marketing, advertising and branding services, we have agreed to pay Cowboy $86,938 per month on a monthly retainer basis through June 30, 2008.

          On October 1 we entered into employment agreements with our Chief Executive Officer, J.W. Roth and J. Glen House our Chief Medical Officer and Executive Director of Content. Mr. Roth and Dr. House are both founding members of the Company and until October 1, 2007 have been serving without employment agreements. Both agreements are for a three year term and thereafter may be automatically extended for additional one year terms. Further, both include non-compete and confidentiality provisions, but provide for certain exceptions.

          On October 9, 2007, we acquired the rights to the Internet domain and web site of Lovebyrd.com which is an online dating and social networking service for individuals living with conditions that make it difficult to meet and connect with other people. Although we previously announced that these services would be available free of charge, we anticipate that as we integrate the online and dating and social networking services into our online community that we will charge users for the dating service.

           On October 19, 2007, we entered into a Business Development Agreement with a third party. The agreement is for an eighteen month term, but may be terminated by either party. Pursuant to the agreement, the third party will serve as a non-exclusive business developer for Disaboom and help us generate advertising, sponsorships, revenue sharing, and other sales and business development opportunities. As part of the consideration for entering the agreement we are obligated to issue restricted stock in four installments, so long as the agreement is still in effect on each installment date.

Results of Operations:

          Our financial statements for the period ended September, 2007 and from inception (September 5, 2006) reflect minimal business activities. We incorporated in September 2006, and since that time have focused primarily on the planning and development of our website and operational platform. As such we are unable to provide a comparison of our financial condition and results of operations from the recently completed quarter to the comparable quarter last year.

          Currently, we fund our operations primarily through funds raised in private placements of our common stock completed in March, September and October 2007 (See Note 3 above). We expect the proceeds from these offerings to be sufficient to cover our costs and expenses for at least the next twelve months. However, estimates for expenses, as well as our market approach and timing may change, resulting in the need to obtain additional debt or equity financing during 2007 or 2008, but there can be no assurance that additional financing will be available on reasonable terms, if at all.

          During the quarter and nine months ended September 30, 2007 our operating expenses totaled $2,458,037 and $3,629,548, respectively. Approximately 26% of the expenditures we incurred related to payroll and stock compensation costs ($750,450 and $642,906 for the three and nine months ended September 30, 2007, respectively), website development costs ($183,000 and $431,000 for the three and nine months ended September 30, 2007) and legal and consulting fees ($100,897 and $333,419 for the three and nine months ended September 30, 2007). During the three months ended September 30, 2007, the Company launched its website and began receiving limited amounts of advertising revenue during this time period. We recognize advertising revenue ratably over the period in which it is presented.

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

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

          The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sale of equity securities:

          Between July 1, 2007 and September 30, 2007 we granted employees and a director an aggregate of 595,000 options to purchase our common stock all subject to vesting schedules. 200,000 of these options were later forfeited. The options were granted in consideration for services. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for these issuances. No commissions or other remuneration was paid in connection with these issuances.

          Effective July 6, 2007, we entered into a second consulting agreement with MCG whereby we issued MCG a warrant to purchase 400,000 shares of our common stock at $1.45 per share for a period of five years, with the shares vesting in 100,000 share increments through June 30, 2008. The warrant was issued in consideration for services. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for these issuances. No commissions or other remunerations were paid in connection with this issuance.

          On September 26, 2007 as part of a private placement we issued 7,128,000 common shares and 5,346,000 warrants to purchase the same number of common shares. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated there under, and was made to accredited investors only. Commissions of 10% cash and 10% warrants were paid on the offering.

          On October 1, 2007, we granted employees an aggregate of 725,000 options to purchase our common stock exercisable at $1.50 per share. Each of the option grants is subject to a vesting schedule, with certain of the option grants only vesting upon the achievement of defined performance goals. The options were granted in consideration for services. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for these issuances. No commissions or other remuneration was paid in connection with these issuances.

          On October 9, 2007, as part of a private placement we issued 449,333 common shares and 337,000 warrants to purchase the same number of common shares. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated there under, and was made to accredited investors only. Commissions of 10% cash and 10% warrants were paid on the offering.

          On October 9, 2007, as partial consideration for entering into an asset purchase agreement we issued 55,000 shares of common stock to Lovebyrd.com, LLC. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. No commissions or other remuneration was paid in connection with the issuance.

ITEM 4. Submission of Matters to a Vote of Security Holders

          On August 21, 2007, we held our annual meeting of shareholders. At the meeting our shareholders elected the following persons as directors, with the votes being cast as follows:

Name of Director	Shares FOR	Shares WITHHELD

J.W. Roth	24,151,302	0
J. Glen House	24,151,302	0
John Walpuck	24,151,302	0
R. Jerry Overgaard	24,151,302	0
Victor Lazzaro	24,151,302	0
David Petso	24,151,302	0
Patrick Templeton	24,151,302	0

          Our shareholders also approved an amendment to our Articles of Incorporation increasing our authorized common stock to 65,000,000 shares, with the votes being cast as follows:

Shares FOR	Shares AGAINST	ABSTAINED

24,091,340	0	59,962

          Finally, our shareholders approved amendments to our 2006 Stock Option Plan increasing the number of shares reserved under the Plan to 5,000,000 shares, with the votes being cast as follows:

Shares FOR	Shares AGAINST	ABSTAINED

23,787,000	0	53,342

ITEM 6. Exhibits.

3.1	Articles of Incorporation, as amended (1)
3.1.1	Amendment to the Articles of Incorporation(2)
3.2	Bylaws (1)
10.1	Business Consultant Agreement with the Memphis Cousulting Group and Warrant Dated July 6, 2007. (3)
10.2	Services agreement as amended, filed herewith
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1) Incorporated by reference from Form 10-QSB, filed May 15, 2007.
(2) Incorporated by reference from Form 8-K, filed August 24, 2007.
(3) Incorporated by reference from Form 8-K, filed July 12, 2007

DISABOOM INC.

SIGNATURES

          In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISABOOM, INC.

November 14, 2007	By:	/s/ J.W. Roth

Date		J.W. Roth,
Chief Executive Officer

November 14, 2007	By:	/s/ John Walpuck

Date		John Walpuck,
President and Chief Financial
Officer