Form 10-K
period 2007-12-31
Disaboom, Inc.
filed 2008-03-21
CIK 1393901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ______

Commission file number: 000-52558

DISABOOM, INC
(Name of small business issuer in its charter)

Colorado	20-5973352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7730 E. Belleview Ave, Suite A-306 Greenwood Village, CO 80111
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:    (720) 407-6530

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [_] No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 29, 2007 was approximately $9,669,500 based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the NASD OTC-Bulletin Board. Shares of Common Stock held by each executive officer and director and each person owning more than 10% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, as of March 18, 2008, was 39,763,080 shares.

PART I

Cautionary Statement about Forward-Looking Statements

        This Form 10-K contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, including under “Risk Factors.” Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

        The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

        We were incorporated under the laws of the State of Colorado on September 5, 2006. We are in the business of developing, operating, and marketing an interactive online community dedicated to constantly improving the way people with disabilities or functional limitations live their lives. This interactive community serves as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, and employers. The Company released a beta version of the website on August 15, 2007, released a limited availability version on September 1, 2007, released the general availability version of the website on October 1, 2007, and released our version 2.0 product on January 24, 2008. Our headquarters are located at 7730 E. Belleview Ave., Suite A-306, Greenwood Village, CO 80111. Our company website is www.disaboom.com.

        There are more than 54 million American adults living with disabilities or functional limitations today in the United States alone, and over 650 million worldwide. We believe Disaboom offers a new solution to the difficulties faced by this previously untapped market. Persons living with disabilities or functional limitations have unique needs, as do the people in their lives who are directly affected by such disabilities or functional limitations. Founded by a doctor, and himself a member of the disability community, built by internet industry veterans, and regularly incorporating the feedback of tens of thousands of users, Disaboom.com brings together content and tools ranging from specialized health information to social networking to daily living resources in a single interactive community.

        We promote the trademarked name of our website, Disaboom.com, by primarily implementing a combination of national and regional advertising campaigns, both online and offline, as well as organic and direct response marketing intended to encourage people to visit our site. We believe that with the present absence of a comprehensive, community-oriented website specifically for people living with or directly affected by disabilities or functional limitations, this untapped target audience will visit and participate in our community, and contribute to its growth and success.

Our Target Market

        Approximately 16% of the American adult population lives with a disability that makes it difficult to perform functional activities such as walking, climbing stairs, reaching, or lifting and carrying objects. About 7.6 million adults experience difficulty dressing, bathing, or simply getting around their home, while 18.2 million Americans are unable to even leave their homes without help. We believe that not only do the millions of persons living with disabilities or functional limitations have a need and desire for a comprehensive resource aimed at their unique needs, but their immediate family, friends, caregivers, recreation and rehabilitation providers, and employers can also utilize such a comprehensive resource. An estimated one in three Americans is either living with or directly affected by a disability or functional limitation.

Our Product

        We believe that we are currently the only comprehensive, interactive online community dedicated to serving the specific needs of persons living with or directly affected by a disability or functional limitation. Disaboom.com is not solely a medical information website providing healthcare content about a particular condition or diagnosis, but a community based website and comprehensive resource addressing a broad range of topics and issues related to “living with” a disability or functional limitation. The primary components of our website are content, community, and microsites, each of which serve as a gateway and complementary resource to the other.

        Content

        Disaboom.com provides a broad spectrum of authoritative, frequently updated, and useful information designed to help people understand how to live most effectively with their specific disability related condition. Visitors have the option of starting with an in depth initial diagnosis and condition overview (the “Core Knowledge” content), including the most recent medical developments, or going directly to information that answers questions about their daily living needs. All articles are archived permanently on the site, and are searchable by title, author, most recently published, and “most comments”. The content component of the site is organized into two broad sections – Living and Health.

        The Living section of our website focuses on providing people living with a disability or functional limitation the information and resources they need to engage in the daily challenges, opportunities, and activities of their lives. It provides people directly affected by a disability or functional limitation (e.g., caregivers, immediate family or friends, rehabilitation providers, etc.) the information and resources they need to understand, support and engage in the daily activities of the life of the person living with the disability or functional limitation, and their own lives. The Living section is currently composed of the following channel categories:

•	Entertainment

•	Lifestyle

•	In The News

•	Support & Services

•	Media Room

The types of information included in each of these channel categories are:

        Entertainment.     The entertainment category provides up-to-date articles, reviews, interviews, and insider commentary in the areas of Television, Movies, Books, and Music – from both disability and mainstream perspectives.

        Lifestyle.     Topics in the Lifestyle area currently include Accessible Home, Aging with a Disability, Assistive Technology, Caregiving, Dating and Relationships, Military Life, Parenting and Family, Sports and Recreation, and Travel and Transportation. Lifestyle includes feature articles, how-to pieces, personal narratives, individual profiles, and short, actionable “info briefs.” Examples of these types of articles are “Functional Kitchens Have Universal Appeal,” “Tired of Typing? Try Talking to Your PC,” “I’m an Ironman,” (a profile of Trish Downing, the first female paraplegic to compete in an Ironman-length triathlon), and “How to Talk to Your Doctor about Pain.”

        In The News.    The news category features current health-related news articles.

        Support & Services.    The resource center provides basic but critical information such as Disability-Related Benefits, Disability-Related Laws, Emergency Preparedness, Organizations, and Disability-Related Information Resources.

        Media Room.    The Media Room is the video component of the website, where various Disaboom-produced videos are available for viewing by site visitors. These may include promotional videos, event-related videos, or professionally-produced videos that Disaboom partners have created to share with the Disaboom community (user generated videos are viewable through member blogs and are not included with the videos featured in the Media Room).

        The Health section of our website provides comprehensive medical information and education on disability-related conditions. It enables people living with, or directly affected by a disability or functional limitation, including the newly-diagnosed, to better understand their conditions, their treatment options, and what they need to know from a health perspective for their day-to-day lives. The Health section is not a series of simple medical briefs or summaries about a particular condition, but a comprehensive medical resource providing authoritative information written by medical experts on:

•	Amyotrophic lateral sclerosis (ALS, or Lou Gehrig's Disease)

•	Brain and traumatic brain injuries

•	Fibromyalgia

•	Multiple sclerosis

•	Muscular dystrophy

•	Amputations (upper and lower extremities of adult and pediatric)

•	Orthopedics (hip replacements, knee replacements, back surgery)

•	Arthritis Center (includes osteoarthritis, rheumatoid arthritis, gout, pseudogout, ankylosing spondylitis, reactive arthritis and reiter’s arthritis, psoriatic arthritis, enteropathic arthritis, Lyme disease and other infectious arthritis)

•	Depression

•	Pain Center (includes Pain – overview, fibromyalgia, back pain, neck pain, shoulder pain, sciatica, herniated disc, myofascial pain, phantom pain, reflex sympathetic dystrophy as well as complex regional pain syndrome, depression and pain (one topic)

•	Parkinson’s disease

•	Pediatrics (spina bifida, cerebral palsy, brachial plexus palsy)

•	Spinal cord injuries (includes sexuality and fertility)

•	Sports concussion

•	Stroke and stroke prevention

•	Vertigo (dizziness)

•	Visual deficits & rehabilitation

•	Women's health (includes osteoporosis, pelvic pain, and urinary incontinence)

        The foregoing conditions were selected for Disaboom.com’s initial focus based on the magnitude of people currently living with the particular condition, recent growth rates in particular conditions, associated chronic conditions, and other considerations:

        Multiple sclerosis is newly diagnosed in an estimated 10,400 people every year, or about 200 new cases per week. People with multiple sclerosis experience fatigue, heat sensitivity, muscle weakness, decreased coordination, blurred vision, and cognitive impairments such as memory problems, slowed thinking, and decreased concentration.

        Orthopedic patients, those suffering musculoskeletal impairments such as arthritis, back pain, hip replacements, knee replacements and back surgery, represent one in seven Americans. Arthritis, in fact, is the leading chronic condition reported by the elderly. Back and knee problems account for a large portion of orthopedic patients and resulted in 31 million and 19 million physician visits respectively in 2003. Those who suffer from musculoskeletal impairments live with pain, fatigue, and sleep disturbances, and often complain that their bodies ache.

        Pediatric conditions, including cerebral palsy and spina bifida, impact the lives of both children and adults, with an estimated 764,000 children and adults in the United States having at least one symptom of cerebral palsy. Additionally, about 8,000 babies and infants are diagnosed with this condition each year, a diagnosis that often signals a life spent dealing with seizures, mental retardation, and problems with movement, posture, limping, jaw control, chewing, sucking, and swallowing. Another roughly 70,000 Americans live with spina bifida. The illness affects an average of eight babies per day, and causes numbness, bladder control issues, paralysis, coordination problems and latex allergies, among other challenging difficulties.

        Spinal cord injuries are experienced by nearly 11,000 individuals in the United States annually, and more than 190,000 Americans currently live with paralysis caused by spinal cord injuries.

        Stroke is the leading cause of serious, long-term disability in the U.S., and on average, someone in this country has a stroke every 45 seconds. According to the American Heart Association, in 1999, more than one million Americans reported difficulties with daily living activities resulting from a stroke.

        Traumatic brain injuries are sustained by roughly 1.5 million people in the United States every year. As a result, approximately 80,000 of those people experience the onset of long-term disabilities. The Centers for Disease Control and Prevention estimates that at least 5.3 million Americans have a long-term need for help performing daily living activities as a result of traumatic brain injuries.

        In addition to the Core Knowledge content that addresses each of the disability-related conditions, Disaboom.com also provides current updates of recent research findings through brief summaries of research reports, written in lay language, as well as condition-specific medical advice, and a glossary of disability-related medical terms. Disaboom has entered into independent contractor agreements with individuals (the “Content Providers”) in several specialties to provide current medical journal reviews and summaries as well as other written materials to be used by the Company on the website.

        The Health section also offers a “Fitness and Nutrition” area that includes consumer-oriented articles that will lead people from the basic medical information in the Core Knowledge entries to the next step: i.e., how do I live as well as possible with this condition? Fitness and Nutrition content is a mix of contributed, licensed, and commissioned content.

        Over the next three months, the Company anticipates adding a variety of types of licensed content (e.g., comprehensive topics, articles, targeted medical and health information) to the Company’s Health section from The Cleveland Clinic Foundation, Harvard Health Publications, and the Mayo Foundation for Medical Education and Research. Over the next three months, the Company also anticipates adding several conditions to the Health section, including stroke prevention, neck pain, sciatica, shoulder pain, depression, reflex sympathetic dystrophy, and hearing loss.

        Community

        Disaboom.com provides a Community section designed to give users an opportunity to share their stories and challenges, respond to others’ stories, and develop friendships and connections based on shared interests and experiences. The Community section is also designed to engage visitors in such a way that they visit and participate interactively on the site at a high frequency, thereby increasing site visits, repeat visitors, and time-on-site metrics.

        Through the Community section, Disaboom.com members can start a blog, participate in conversations in the discussion area, and engage in real-time chat.

         Blogs.    A blog serves as a personal publishing platform on any topic of interest. For example, bloggers post pictures, videos, their personal stories (challenges, opportunities, triumphs, losses), poems, political commentary, and reactions to current events. Blogs empower members to share their ideas on subjects of personal importance and then gain community feedback through comments.

        Discussions.    Discussion forums exist as a way to cultivate conversation in the community. Forums provide an easy vehicle for members to ask questions of each other, engage in debate, and give back to the community by sharing experiences and expertise. Disaboom established forums early on within our community concurrent with our general availability release on October 1, 2007, and the community has taken over. Discussions cover a multitude of topics ranging from medical topics such as ‘Living with Fibromyalgia’ to personal questions such as ‘Do you want attention (for your disability)?’ We currently have over 5,000 forum topics within our community.

         Chat.    Members can connect with each other in real time through the chat section of community. Chat enables instant live connections between users and facilitates meaningful, immediate interaction and conversation.

        Groups.     Groups were launched in January 2008 and provide a way for site members to connect with each other based on common interests and/or experiences. For example, several bloggers who write regularly about their roles as caregivers may decide to start a caregiver group. Members of the group will be able to post topic-related blogs, pictures, and videos directly to the group’s online location. Instead of having to keep track of multiple blogs and blog authors, individuals interested in reading caregiver-themed content will be able to simply subscribe to the Caregiver Group. All members will have the ability to start a group and gather like-minded members to their cause. There are currently more than 15 active groups within our community and growing.

        Microsites

        Disaboom.com also provides additional features designed for members and non-members to develop personal relationships, professional opportunities, and support our community – through microsites. A microsite is a separate website which addresses a specific market, business or community need, and is integrated with the Company’s core Content and Community product platform, and partner websites as applicable.

         Dating.    On October 9, 2007, we acquired the rights to the internet domain and website of Lovebyrd.com, an online dating and social networking service for individuals living with disabilities and other conditions that make it difficult to meet and connect with other people. Over the next six months the Company plans to continue to enhance its offering and the current functionality of its dating microsite via a site redesign, improved customer service, additional advertising and sponsor capabilities, and migrating the site to an in house hosting environment.

         DisaboomJobs.     The Company’s internet domain DisaboomJobs.com currently provides services to both our community as well as employers. Approximately 15 years after the enactment of the Americans with Disabilities Act, the unemployment rate of people living with disabilities is between 65% — 70%. Through DisaboomJobs, members of the community can currently search for job openings from a database of over 500,000 open positions. DisaboomJobs also provides information about employment related consulting and other services, directly related to our community, which the Company can provide to corporations who employ people living with a disability. For example, employers are eligible for federal and state tax credits and incentives for hiring eligible employees with a disability, and corporations contracting with the Federal Government are responsible for compliance with disability-related physical accommodations, website accessibility, and other requirements. Over the next six months, the Company plans to further enhance the functionality of DisaboomJobs to include providing the capability for job-seekers to post their resumes via a resume builder, enhancing the capabilities of job seekers to search for job openings which may be a better fit given their unique needs, and continuing to increase content and “how to” information for users regarding their careers, employment and job search, and for employers on both Disaboom.com and DisaboomJobs.com.

         Accessibility Reviews.    We anticipate re-introducing and launching an Accessibility Review microsite. Accessibility Reviews will be written by members of the Disaboom community. A key element of the review, unique to the Company’s community, is the physical accessibility and accommodations within restaurants, hotels, resorts, cruises, airlines, rental cars, attractions, etc. for people living with a disability or functional limitation. Reviews of disability related equipment and equipment providers are also a part of this microsite. Reviews provide another way for community members to share information and interact with the site more frequently, increasing site visits, page views, and time on site.

         eCommerce.   We anticipate offering a Disaboom branded online catalog, or “white labeled” ecommerce capability, for disability related products. We expect that products will be purchased directly through a secure e-commerce microsite, or indirectly via insurance carrier reimbursement. We expect to enter revenue sharing and/or lead generation agreements with online partners, as well as manufacturers and/or distributors (the “Suppliers”) to provide the products for the online catalog. We will not purchase inventory, but rather will receive a percent of each sale from the suppliers. We plan to use a third party credit card verification service to verify all credit card transactions if we do not have a partner relationship which already addresses this capability.

Website Development Agreement with DATA, Inc.

        On January 10, 2007 we entered an Acceptance Agreement for Website Development with DATA, Inc. (“DATA”). Under the agreement DATA agreed to design and build a fully operational interactive website for the Company. A new master agreement was executed in August 2007 to encompass site changes going forward in the form of individual work-for-hire agreements, as well as a hosting agreement that utilizes the DATA hosting facility located in Denver. Collectively the January 10, 2007 agreement and the August 2007 master agreement are referred to as the “Agreement”. Other than the independent contractor relationship created between the Company and DATA, Inc. by the Agreement, there is no material relationship between us and DATA.

        The Agreement provides that all works created for us under the Agreement are works made for hire giving us all copyright ownership in the work. Furthermore, DATA has agreed to assign and/or license all rights in works not covered by the work made for hire doctrine to us. The Agreement also includes standard confidentiality and indemnification provisions.

        We also operate under a collocation and hosting agreement with DataUSA, Inc to provide redundancy in the event our primary hosting environment experiences a lack of connectivity for functionality.  The agreement is month-to-month beginning January 31, 2008 for a fee of $650 per month plus any variable bandwidth overages.

        Agreement with Cowboy International, Inc.

        On July 5, 2007 we entered into a services agreement with Cowboy International, Inc. (“Cowboy”), which was subsequently amended on August 3, 2007 and September 28, 2007. Cowboy was helping us create a comprehensive and integrated marketing, advertising, and branding campaign for our website. On January 31, 2008, the Company terminated the agreement with Cowboy.

        Website Advertising & Sponsorships

        We expect our largest source of revenue to be from website advertisement and sponsorship sales. Advertising and sponsorship fees and rates vary depending on page, placement, and size of the advertisement on the website. Premium fees are charged for home page and section sponsorships while a lesser fee will apply to run of schedule advertisements which continuously rotate throughout the website. We anticipate that manufacturers of disability-specific pharmaceuticals, products, and services will make up a large percentage of advertisement and sponsorship sales. However, we are promoting our advertising to a broad base of industries, including to companies in the consumer products, travel and tourism industries.

        Potential Market

        The following article which is posted on the U.S. Department of Health and Human Services Center for Disease Control and Prevention’s website provides evidence of the potential size of our market.

        Prevalence of Disabilities and Associated Health Conditions Among Adults – United States, 1999 1

1     Prevalence of Disabilities and Associated Health Care Conditions Among Adults – 1999 (Feb. 23, 2001) available at http://www.cdc.gov/mmwR/preview/mmwrhtml/mm5007a3.htm

In the United States, the number of persons reporting disabling conditions increased from 49 million during 1991-1992 to 54 million during 1994-1995(2). During 1996, direct medical costs for persons with disabilities were $260 billion(3).

For this analysis, disability was defined as self-reported or proxy-reported difficulty with or reporting one or more of eight measures: 1) difficulty with one or more specified functional activities(4); 2) difficulty with one or more activities of daily living (IADLS)*; 3) difficulty with one or more instrumental activities of daily living (IADLs); 4) reporting one or more selected impairments*; 5) use of assistive aids (e.g., wheelchair, crutches, cane or walker) for >6 months; 6) limitation in the ability to work around the house; 7) limitation in the ability to work at a job or business (data for persons aged 16-67 years); and 8) receiving federal benefits on the basis of an inability to work. A subset of persons with disability also reported the main cause of their disability from a list of 30 associated health conditions. This subset, defined before the survey was conducted, comprised persons reporting difficulty with ADLs IADLs, selected functional activities (excluding seeing, hearing, and having their speech understood by others), or limitation in the ability to work around the house or at a job or business. National estimates were calculated using sample weights representing the inverse of the probability for selection and complex adjustments for no response and subsampling(4).

The analysis focused on 53,636 adults >18 years (consistent with standard age categories used in other national surveys).

In 1999, 44 million (22%) adults reported having a disability (see Table 1 below). The prevalence rate of disability was 24% among women and 20% among men. Approximately 32 million adults had difficulty with one or more functional activities such as climbing a flight of stairs (19.4 million), walking three city blocks (19 million), or lifting/carrying 10 lbs (14.2 million); approximately 16.7 million adults had a limitation in the ability to work around the house; 11 million had either selected impairments or difficulty with IADLs. Two million adults used a wheelchair, and seven million used a cane, crutches, or a walker. Of the total percentage of disabilities, 63% occurred among working adults (aged 8-64 years); of these, 27.8 million (16.5%) had a disability and 17.7 million (10.5%) had a limitation in the ability to work at a job or business. Of those adults >65 years, 16.3 million (50%) had a disability. The age-specific prevalence rate of disability was the highest among respondents aged >65 for all functional activities, ADLs and IADLs.

(2)     CDC. Prevalence of disabilities and associated health conditions — United States, 1991 — 1992. MMWR 1994;43:730 — 9; Kaye H, LaPlante M, Carlson D, et al. Trends in disability rates in the United States, 1970 — 1994. San Francisco, California: University of California, Disability Statistics Center, 1996. available at http://dsc.ucsf.edu/UCSF/pub. Accessed February 2001; McNeil JM. Americans with disabilities, 1994 — 95. Washington, DC: US Department of Commerce, Economics and Statistics Administration, Bureau of the Census, 1997. (Current population reports; series P70, no. 61); McNeil JM. Americans with disabilities: 1991 — 92. Washington, DC: US Department of Commerce, Economics and Statistics Administration, Bureau of the Census, 1993. (Current population reports; series P70, no. 33).

(3)     Hough J. Estimating the health care utilization costs associated with people with disabilities: data from the 1996 Medical Expenditure Panel Survey (MEPS). Annual meeting of the Association for Health Services Research, Los Angeles, California, 2000

(4)     Income Surveys Branch, Bureau of the Census, Overview of the Survey of Income and Program Participation (SIPP). Washington, DC: US Department of Commerce, Economics and Statistics Administration, Bureau of the Census, 1999. Available at http://www.census.gov. Accessed December 1, 2000.

Of all adults with disabilities, 41.2 million (93.4%) reported their main health condition associated with their disability (see Table 2 below); 7.2 million (17.5%) had arthritis and rheumatism, 6.8 million (16.5%) had back or spine problems, and 3.2 million (7.8%) had heart trouble/hardening of the arteries. Women had higher rates of arthritis or rheumatism and “other” associated health conditions categories than men. Men had higher rates of heart trouble/hardening for the arteries and deafness or hearing problems than women.

Editorial Note

Disability affects more than one in five adults. Rates of disability are higher among older adults who also have higher rates of chronic diseases. However, most disability occurs during the working years, which contributes to the high cost estimates of disability. Arthritis or rheumatism, back or spine problems, and heart trouble/hardening of the arteries continue to be the leading causes of disability. This report differs from a similar 1994 report by focusing on adults only and using a broader definition of disability(5).

The strengths of SIPP include a survey design that allows nationally representative population estimates of disability. The broad definition of disability used in SIPP also provides a sensitive estimate of disability prevalence that is less likely to overlook persons with disability than other definitions (e.g., clinical or federal benefit program-based definitions). SIPP links disability with associated health conditions, providing information that usually is not available from other data sources. This information is important because many programs address disability prevention by disease or condition.

The findings in this report are subject to at least five limitations. First, despite complex statistical adjustment procedures used to address nonresponse over time, these procedures may not have completely eliminated bias that resulted from nonresponse errors, especially in subgroup analyses. Second, this report excluded persons in institutions, in the military, and aged <18 years. Third, persons with multiple disabilities may attribute the main disability to the one most disabling at the time of the interview, which may result in inconsistent survey responses. Fourth, because of questionnaire design, the main associated health condition was determined for most but not all adults with disability; 2.9 million (6.4%) persons whose only disabilities were difficulty with vision, hearing, or speech, who had selected impairments, used assistive aids, or received federal disability benefits were not asked about a main condition. Finally, the definition of disability used did not assess environmental and social barriers, discrimination as the result of disability, and effects on the workforce. These issues are addressed in the International Classification of Functioning, Disability, and Health (ICIDH-2), a unified and standard framework that describes the dimensions of disability(6). ICIDH-2 complements the International Classification of Diseases by organizing information around three dimensions: body level (body systems and structure), person and society level (activities and participation), and the environment. Because of the dynamic quality of disability, a limitation in one dimension does not predict a limitation in another.

(5)     McNeil JM. Americans with disabilities: 1991 — 92. Washington, DC: US Department of Commerce, Economics and Statistics Administration, Bureau of the Census, 1993. (Current population reports; series P70, no. 33).

(6)     World Health Organization. ICIDH-2: international classification of functioning, disability and health: pre-final draft, full version. Geneva, Switzerland: World Health Organization, 2000.

These estimates demonstrate the large impact of disability in working age and older adults and the relative contributions of associated health conditions, and provide information for public health policy makers and health systems. More detailed analyses relating the eight measures of disability and associated health conditions can assist disease-specific efforts in planning, health promotion and disease prevention, and surveillance of disability-related national health objectives(7). With increasing life expectancy and the aging of the population, health issues related to disability are likely to increase in importance.

TABLE 1

Survey of Income Program and Participation, United States, 1999

Number and prevalence rates of civilian non-institutionalized persons aged > 18 Years with disability by age group

	> 18 Years			18-64 Years			> 65 Years
Measure of Disability	No.*	Rate †	(95% CI<> )	No.*	Rate †	(95% CI<> )	No.*	Rate †	(95% CI<> )
Difficulty with specified functional activities ¶	32,191	16.0	(±0.5)	17,110	10.2	(±0.4)	15,081	46.3	(±1.6)
Having speech understood	1,982	1.0	(±0.1)	1,326	0.8	(±0.1)	656	2.0	(±0.4)
Lifting/Carrying 10 lbs	14,224	7.1	(±0.3)	7,033	4.2	(±0.3)	7,191	22.1	(±1.3)
Climbing a flight of stairs	19,363	9.6	(±0.4)	9,465	5.6	(±0.3)	9,898	30.4	(±1.5)
Walking three city blocks	19,031	9.5	(±0.4)	9,087	5.4	(±0.3)	9,944	30.5	(±1.5)
Difficulty with activities of Daily living¶	7,690	3.8	(±0.2)	3,514	2.1	(±0.2)	4,176	12.8	(±1.1)

(7)     Arthritis Foundation, Association of State and Territorial Health Officials, and CDC. National Arthritis Action Plan: a public health strategy. Atlanta, Georgia: Arthritis Foundation, 1999.

	> 18 Years			18-64 Years			> 65 Years
Measure of Disability	No.*	Rate †	(95% CI<> )	No.*	Rate †	(95% CI<> )	No.*	Rate †	(95% CI<> )
Getting around inside home	3,471	1.7	(±0.2)	1,477	0.9	(±0.1)	1,994	6.1	(±0.8)
Getting in/out of bed/chair	5,340	2.7	(±0.2)	2,618	1.6	(±0.2)	2,722	8.4	(±0.9)
Bathing	4,371	2.2	(±0.2)	1,727	1.0	(±0.1)	2,644	8.1	(±0.9)
Dressing	3,130	1.6	(±0.2)	1,387	0.8	(±0.1)	1,743	5.4	(±0.7)
Eating	1,226	0.6	(±0.31	566	0.3	(±0.1)	661	2.0	(±0.7)
Toileting	2,064	1.0	(±0.1)	922	0.5	(±0.1)	1,143	3.5	(±0.6)
Difficulty with instrumental activities of living ¶	11,795	5.9	(±0.3)	5,370	3.2	(±0.2)	6,425	19.7	(±1.3)
Getting around outside home	8,113	4.0	(±0.3)	3,202	1.9	(±0.2)	4,910	15.1	(±1.1)
Taking care of money and bills	4,492	2.2	(±0.2)	2,205	1.3	(±0.2)	2,286	7.0	(±0.8)
Preparing meals	4,430	2.2	(±0.2)	1,919	1.1	(±0.1)	2,511	7.7	(±0.8)
Doing light housework	6,042	3.0	(±0.2)	2,723	1.6	(±0.2)	3,319	10.2	(±1.0)
Using the telephone	2,597	1.3	(±0.1)	1,001	0.6	(±0.1)	1,597	4.9	(±0.7)
Use of Assistive Aid‡	9,180	4.6	(±0.3)	3,415	2.0	(±0.2)	5,765	17.7	(±1.2)
Limitation in ability to work around house	16,755	8.3	(±0.4)	9,649	5.7	(±0.3)	7,106	21.8	(±1.3)
Limitation in ability to work at job/business	N/A	N/A	N/A	17,689	10.5	(±0.4)	N/A	N/A	N/A
Received federal work disability benefits	N/A	N/A	N/A	7,611	4.5	(±0.3)	N/A	N/A	N/A
Total Surveyed:	200,668	100.0		168,105	100.0		32,563	100.0
Total with a disability:	44,088	22.0	(±0.5)	27,781	16.5	(±0.5)	16,307	50.1	(±1.6)

* In thousands.
† Per 100 persons calculated using the civilian, institutional US population on July 1, 1999
<> Confidence Interval
¶ Number of persons reporting any subcomponent of this category; subcomponents are note mutually exclusive
‡ Wheelchair

TABLE 2

Survey of Income Program and Participation, United States, 1999
Number and percentage of civilian non-institutionalized persons aged > 18 Years with disabilities reporting selected conditions as the main † cause of disability by sex.

	All Persons			Men			Women
Main Condition	No.*	(%)	(95% CI<> )	No.*	(%) †	(95% CI <>)	No.*	(%)	(95% CI <> )
Arthritis or rheumatism¶	7,207	17.5`	(±1.1)	1,955	11.0	(±1.3)	5,235	22.4	(±1.6)
Back or spine problem	6,780	16.5	(±1.0)	2,903	16.3	(±1.6)	3,877	16.6	(±1.4)
Limb or extremity stiffness	1,747	4.2	(±0.6)	842	4.7	(±0.9)	905	3.9	(±0.7)
Stroke	1,160	2.8	(±0.5)	592	3.3	(±0.8)	567	2.4	(±0.6)
Broken bone or fracture	885	2.1	(±0.4)	373	2.1	(±1.5)	512	2.2	(±0.6)
Head or spinal cord injury	452	1.1	(±0.3)	280	1.6	(±1.1)	172	0.7	(±0.3)
Paralysis	310	0.8	(±0.3)	175	1.0	(±0.4)	135	0.6	(±0.3)
Missing Limbs	299	0.7	(±0.2)	211	1.2	(±0.5)	----	----	----
Cerebral Palsy	141	0.3	(±0.2)	----	----	----	----	----	----
Other	6,188	15.0	(±1.0)	2,375	13.4	(±1.5)	3,813	16.3	(±1.4)
Total:	41,168	100.0		17,767	100.0		23,401	100.0

* In thousands.
† Persons who reported difficulty with functional limitations, daily living activities, instrumental activities of daily living, the inability to
Do housework or the inability to work a job identified the “main” cause and up to two other causes of the disability from a list of 30 conditions
<> Confidence Interval

        Competition

        We compete in the market for internet services and information which is a highly competitive and volatile market. We compete with other both for profit and nonprofit medical information websites such as WebMD.com, RevolutionHealth.com and Healthcommunities.com for our medical information services. However, our community is targeted and dedicated to persons living with or directly affected by disabilities or functional limitations which we believe provides us a competitive advantage versus general medical information or diagnosis-oriented websites.

        We compete with other social networking websites for social networking services such as MySpace.com, Friendster.com, Facebook.com, Bebo.com, Xanga.com, Ning.com, eHarmony.com, and Match.com. We hope to develop a loyal client base through the social networking aspect of the website, which in-turn will help generate advertising and sponsorship sales specifically targeted to consumers of disability related products and services. We believe we have a competitive advantage over general social networking sites because we are targeting, through a broad array of content, community, and other services, a specific group of persons with specific consumer and information needs.

        We compete with large general internet service companies such as Google, Inc., Yahoo!, Inc., Microsoft, Inc., and America Online for online marketing and advertising. However, because our website content is specifically targeted to persons living with or directly affected by disabilities or functional limitations, the Company believes there will be little competition for advertisement and sponsorship sales targeting that specific market. We compete with other e-commerce internet sites such as Disabilityproducts.com, Sportaid.com, 180medical.com, and ActiveForever.com for the sale of disability related products. We compete with full service information, product, and networking sites for the disabled community such as Disabled-World.com. We compete with Craig’s List and eBay for online sales of consumer goods from consumer to consumer through our classifieds section. However, our classifieds will be specifically targeted to consumers of disability related products. We believe that through our marketing and branding efforts, ongoing product development, the depth and breadth of our content, quality customer service, and partnerships and relationships with advertisers, sponsors, medical professionals, and other leaders in the health industry we will be able to develop a loyal client base in order to compete effectively in the very competitive online marketplace.

        Patents and trademarks

        We own and maintain a portfolio of intellectual property assets which we hope to continue to build. We believe that our intellectual property assets create great value to the Company and therefore we are taking steps to protect those assets through trademark, copyright, trade secret, and trademark laws of the United States and through contractual agreements.

        We are applying for federal registration with the U.S. Patent and Trademark Office of several trade or service marks on an intent to use basis in order to develop a trademark portfolio and protect the Company’s brand. An application for registration of the word mark DISABOOM was filed on October 20, 2006. An application for registration of the word plus design mark for Disaboom was filed on April 2, 2007. An application for registration of the word mark DISABOOM.COM was filed on April 3, 2007. We continue to prosecute these marks and hope to have them registered on the principal register in 2008.

        Effect of existing or probable government regulations on the business.

        -FTC and FDA regulation of drug and medical device advertising and promotion

        The FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials of pharmaceutical or medical device companies, including direct-to-consumer prescription drug and medical device advertising. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, based on FDA requirements, companies must limit advertising materials to discussions of FDA-approved uses and claims.

        Information that promotes the use of pharmaceutical products or medical devices that is put on our website is subject to the full array of the FDA and FTC requirements and enforcement actions. The FDA and FTC would most likely be focused on the advertisements placed on our pages, any other pharmaceutical information found in our education pages, and the products sold through our e-commerce site. The FTC and FDA look for editorial independence from advertisers and sponsors in informational or educational discussions of regulated pharmaceuticals or medical devices. The FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims. If the FDA or the FTC finds that any information on our website violates FDA or FTC regulations, they may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes.

        -Drug Advertising.

        The Federal Food, Drug, and Cosmetic Act, or FDC Act, requires that prescription drugs be approved for a specific medical indication by the FDA prior to marketing. Marketing, advertising or otherwise commercializing products prior to approval is prohibited. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs sold throughout the United States which may only be promoted and advertised for their approved indications. The labeling and advertising must not be false or misleading, and must present all material information, including risk information. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

        The FDA regulates the safety, effectiveness, and labeling of over-the-counter drugs. Together, the FDA and FTC require that OTC drug formulation and labeling comply with FDA approvals or regulations and the promotion of OTC drugs must be truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general can also bring enforcement actions for alleged unfair or deceptive advertising.

        Any increase in FDA regulation of the online advertisements of prescription drugs could make it more difficult for us to obtain advertising and sponsorship revenue. Only recently has the FDA relaxed its formerly restrictive policies on direct to consumer advertising of prescription drugs. If the FDA changes its policies to make them more restrictive, this could also make it more difficult for us to obtain advertising and sponsorship revenue.

        - FTC regulation of general internet advertising and marketing

        The FTC regulates internet advertising under the Federal Trade Commission Act which allows the FTC to act in the interest of all consumers to prevent deceptive and unfair acts or practices. The FTC requires that advertisements be true and not misleading to consumers and that they be substantiated. The FTC also requires clear and conspicuous disclosures.

        Failure to comply with the FTC’s prohibition of false or misleading claims in advertisements could result in enforcement actions or civil lawsuits for fines and civil penalties. We believe that we have taken steps to protect our company from liability for displaying or disseminating ads in violation of these regulations through our advertising agreements and Company advertising policy. However, a regulatory authority may find that the Company has violated the advertising regulations and may bring an enforcement action against the Company.

        -Medical Professional Regulation

        Most states regulate the practice of medicine requiring professional licensing. Some states prohibit business entities from practicing medicine. We do not believe that we are engaged in the practice of medicine, but rather we provide information to the general public. The Company has agreements with licensed medical professionals who provide educational information in the form of content for the Company’s website. We do not, and do not intend to, provide professional medical advice, diagnosis or treatment through our website. A state may determine that some aspect of our business violates that state’s licensing laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

        Many states regulate the ability of medical professionals to advertise or maintain referral services. We do not represent that a physician’s use of the Company’s online directory will comply with these or other state laws regulating professional practice. It is possible a state or a court may determine we are responsible for any non-compliance with these laws, which could affect our ability to offer this service to our customers.

        -Consumer Protection Regulation

        Advertising viewed by visitors on our website and consumer sales from our e-commerce website are subject to federal and state consumer protection laws which regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below. Most state consumer protection laws are enforced by the Attorneys General of each state.

        -COPPA

        The Children’s Online Privacy Protection Act (“COPPA”) protects personal information of children under the age of 13 disclosed online by prohibiting unfair or deceptive acts or practices in connection with the collection, use, and/or disclosure of personal information from and about children. Our website does not target children under 13, nor do we plan to allow anyone under the age of 18 to register as a Disaboomer. Therefore, the Company will not knowingly be collecting the personal information of children under the age of 13.

        -CAN-SPAM

        The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) regulates commercial emails and provides recipients the right to request the sender to stop sending messages. CAN-SPAM establishes penalties for sending commercial email which are intended to deceive the recipient as to source or content. At this time, we periodically send commercial emails to Disaboomers or other users of our site. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes.

        Employees

        As of March 3, 2008 we have 35 employees, 30 of which are full time and 5 are part time.

ITEM 1A RISK FACTORS

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below.

RISKS RELATED TO OUR BUSINESS

We have a lack of operating history and lack of revenues from operations.

To date we have only realized nominal revenues and have limited operating history. Our only significant asset is the business plan and our website. Our ability to successfully generate revenues from our website is dependent on a number of factors, including availability of funds to continue to add content to the site, to adequately develop and maintain the website as outlined in our business plan, to commercialize our website through advertising, sponsorships and strategic alliances, and to attract and retain visitors to our site. There can be no assurance that we will not encounter setbacks with our website. We expect our current resources to carry us until we reach cash flow positive; however, unexpected capital needs may arise or we may deem that it is appropriate to raise additional funds for general corporate and working capital purposes. If an unexpected capital need arises we cannot assure you that capital will be available on reasonable terms, if at all. Therefore, the inability to raise additional funds, either through equity or debt financing, could materially impair our ability to generate revenues.

There are many risks associated with forward-looking information.

Much of the information presented in our business plan contains forward-looking statements. Although we believe the forward-looking statements have reasonable bases, we cannot offer any assurance that we will be able to conduct our operations as contemplated.

The business of providing services over the internet is difficult to evaluate and our business model is unproven.

Because we recently began operations, it is difficult to evaluate our business and prospects. Our revenue and income potential is unproven and our business model is emerging. We may never achieve favorable operating results or profitability.

We may be unable to generate significant advertising or sponsorship revenues.

We expect to derive a significant portion of our revenues from advertising and sponsorship on the Disaboom.com website. We may not, however, be able to generate adequate advertising or sponsorship revenues. There are no widely accepted standards that measure the effectiveness of web advertising. Advertisers and sponsors that have traditionally relied on other advertising media may be reluctant to advertise on the web. Advertisers that already have invested substantial resources in other advertising or sponsor methods may be reluctant to adopt a new strategy and our business would be adversely affected.

Different pricing models are used to sell advertising on the internet. It is difficult to predict which, if any, will emerge as the industry standard. The proliferation of websites across the internet may cause advertising and sponsor pricing levels to exist or evolve which are below levels originally anticipated in the Company’s business plan. This makes it difficult to project future advertising and sponsor revenues. Moreover, certain security, filtering and proprietary software programs that limit or prevent certain types of advertising from being delivered to a web user’s computer are available. Widespread adoption of this software could adversely affect the commercial viability of web advertising.

There is no assurance that we will be successful in expanding our operations and, if successful, managing our future growth.

Although we launched the first general availability version of our website on October 1, 2007, and an updated version of the site on January 24, 2008, we are continuing to develop individual portions or our website, subsequent general availability releases of our site, and our business operations. Payments for website development and expansion of our operations have and will result in significant operating costs. If we are unable to generate revenues that are sufficient to cover our significant operating costs, our results of operations will be materially and adversely affected. In addition, we may experience periods of rapid growth, including increased staffing levels. Such growth will place a substantial strain on our management, operational, financial and other resources. Moreover, we will need to train, motivate and manage employees and partners, as well as attract sales, technical and other professionals. Any failure to expand these areas and implement such procedures and controls in an efficient manner and at a pace consistent with our business objectives would have a material adverse affect on our business, financial condition and results of operations.

We are dependent on our key personnel, and the loss of any could adversely affect our business.

We depend on the continued performance of the members of our management team, particularly Dr. Glen House, J.W. Roth and John Walpuck. Dr. House, Mr. Roth and Mr. Walpuck have each contributed significantly to the expertise of our team and the position of our business. Dr. House and Mr. Roth each entered into three-year employment agreements with the Company, and Mr. Walpuck entered into a two-year employment agreement with the Company. If we lose the services of any of the foregoing individuals, and are unable to locate suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business. We do not have, and we do not expect to obtain, key man life insurance for any members of management in the foreseeable future.

We face significant competition; and, our competitors may have greater resources or research and development capabilities than we have, and we may not have the resources necessary to successfully compete with them.

Our business has been to create an interactive online resource for people living with or directly affected by disabilities or functional limitations. We are currently not aware of any significant competitors commercially selling this resource; however, the online marketplace for general healthcare information, resources and services is intensely competitive, rapidly evolving and subject to rapid technological change. As we continue to develop and launch modifications and updated releases of our website, we have found the internet and advertising business is highly competitive, and we may face increasing competition. Additionally, we are aware that many of our potential competitors operating in the online marketplace for general healthcare information, resources and services have greater financial and technical resources, more experience in research and development, and more established marketing and distribution capabilities than we have. Some of our large customers may also complete with us. These organizations are also better known and have more customers. We may be unable to compete successfully against these organizations if they expand their focus and operations to directly target our marketplace serving people living with or directly affected by disabilities or functional limitations.

We also compete for visitors, members, consumers, content and service providers, advertisers, sponsors, partners and acquisition candidates with the following categories of companies:

•	online services or websites targeted to the healthcare industry and healthcare consumers generally, including webmd.com, medscape.com, pol.net, ivillage.com, medcareonline.com, mediconsult.com, betterhealth.com, drkoop.com, onhealth.com, healthcentral.com and thriveonline.com;

•	publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish websites;

•	general purpose consumer online services and portals which provide access to healthcare-related content and services;

•	public sector and non-profit websites that provide healthcare information without advertising or commercial sponsorships;

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging; and

•	web search and retrieval services and other high-traffic websites.

We face significant competition from traditional media companies which could adversely affect our future operating results.

We also compete with traditional media companies for advertising.  Most advertisers currently spend only a portion of their advertising budgets on internet advertising. If we fail to persuade advertisers to spend a portion of their budget on advertising with us, our revenues could decline and our future operating results could be adversely affected.

Performance or security problems with our website could negatively impact our business.

Our success depends greatly on (i) the successful and ongoing development of our website, and (ii) maintaining the site to minimize delays and systems problems. Our customer satisfaction and our business could be harmed if we or our customers experience system delays, failures or loss of data. The occurrence of a major catastrophic event or other system failure at any of our or our vendor facilities could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of internet connections from customers to our systems and vendors. These connections, in turn, depend on the efficient operation of Web browsers, internet service providers and internet backbone service providers, all of which have had periodic operational problems or experienced outages.

A material security breach could damage our reputation or result in liability. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of internet security could deter people from using the internet or from conducting transactions that involve transmitting confidential information, including confidential healthcare information. Therefore, it is critical that these facilities and infrastructure remain secure and are perceived by the marketplace to be secure.

Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

Technology may change faster than we can update our applications and services.

Medical information exchange is a relatively new and evolving market. The pace of change in this market is rapid and there are frequent new product introductions and evolving industry standards. We may be unsuccessful in responding to technological developments and changing customer needs. In addition, our applications and services offerings may become obsolete due to the adoption of new technologies or standards.

We depend on service and content providers to provide information and data feeds on a timely basis. Our website could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our members and consumers depend on internet service providers, online service providers and other website operators for access to our websites. All of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing members, consumers, strategic partners, advertisers or sponsors and, if sustained or repeated, could reduce the attractiveness of our services.

If we are unable to provide services which generate significant traffic to our websites, or we are unable to enter into distribution relationships which drive significant traffic to our websites, our business could be harmed, hampering our ability to increase our revenues.

The success of our business plan is largely dependent on the number of page views and subsequently advertising and sponsorship revenue. Our marketing plan is measured by the number of page views or website hits we receive. Although management has based its estimates on what it believes to be reasonable assumptions, there can be no assurance that the number of page views can be accurately predicted, which in turn will substantially impact the ability to attract the requisite purchasers with spending power as well as advertisers and sponsors to our site, who advertise based on website traffic numbers. A material reduction in our website hits will substantially affect our business plan, projected revenues and net income.

The majority of our revenues will be derived from advertising and sponsorships, and the reduction in spending by or loss of currentor potential advertisers or sponsors would cause our revenues and operating results to decline.

The majority of our total revenues will come from advertising and sponsorships.  Our ability to grow advertising and sponsorship revenue depends upon:

•	growing and retaining our user base;

•	attracting new and broadening our relationships with existing advertisers and sponsors;

•	attracting advertisers and sponsors to our user base;

•	increasing demand for our advertising and sponsorships;

•	deriving better demographic and other information from our users; and

•	driving continued and increased acceptance of the web by advertisers and sponsors as an effective advertising medium.

Advertising agreements often have payments contingent upon guaranteed minimum usage, impressions, or click-through levels.  Accordingly, it is difficult to forecast certain advertising revenues accurately.  Any reduction in spending by or loss of existing or potential future advertisers or sponsors would cause our revenues to decline.  Further, we may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

Decreases or delays in advertising spending by our advertisers or sponsors due to general economic conditions could harm our ability to generate advertising revenue.

Expenditures by advertisers and sponsors tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Since we expect to derive the majority of our revenues from advertising, any decreases in or delays in advertising or sponsorship spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

If we are unable to acquire compelling content at reasonable costs or if we do not develop compelling content, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

Our success depends in part upon our ability to create, license and aggregate compelling content from third parties, and deliver that content through our website.  We provide audio and video content to our users, and we believe that users will increasingly demand high-quality audio and video content, including user-generated content, such as music, film, speeches, news footage, concerts and other special events.  Such content may require us to make substantial payments to third parties from whom we license or acquire such content.  Our ability to maintain and build relationships with third-party content providers is critical to our success.  In addition, as new methods for accessing the internet become available, including through alternative devices, we may need to enter into amended content agreements with existing third-party content providers to cover these new devices.  Also, to the extent that Disaboom.com develops content of its own, Disaboom.com’s current and potential third-party content providers may view our services as competitive with their own, and this may adversely affect their willingness to contract with us.  We may be unable to enter into new, or preserve existing, relationships with the third parties whose content we seek to obtain.  In addition, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us, and potential content providers may not offer their content on terms agreeable to us.  An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition.  Further, many of our content licenses with third parties are non-exclusive.  Accordingly, other webcasters and other media such as radio or television may be able to offer similar or identical content.  This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Disaboom.com from other businesses.  If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that provided by Disaboom.com, or if we do not develop compelling editorial content or personalization services, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our brand image and harm our business and our operating results.

We create, own and maintain a wide array of intellectual property assets, including copyrights, trademarks, trade dress, trade secrets and rights to certain domain names, which we believe are among our most valuable assets.  We seek to protect our intellectual property assets through copyright, trade secret, trademark and other laws of the United States, and through contractual provisions.  The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of those rights.  In addition, effective trademark, copyright and trade secret protection may not be available or cost-effective in every country in which our website and media properties are distributed or made available through the internet.  There may be instances where we are not able to fully protect or utilize our intellectual property assets in a manner to maximize competitive advantages.  Further, while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could impair the value of our brand, our proprietary rights or the reputation of our products and media properties.  We realize that third parties may, from time to time, copy significant content available on Disaboom.com for use in competitive internet services.  Protection of the distinctive elements of Disaboom.com may not be available under copyright law.  If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image may be reduced.  Any impairment of our brand could negatively impact our business.  In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming.  Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

We may in the future be subject to intellectual property infringement claims, which are costly to defend, could result in significant damage awards, and could limit our ability to provide certain content or use certain technologies in the future.

Third parties may in the future assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights or failure to maintain confidentiality of user data.  In addition, third parties may make trademark infringement and related claims against us. As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims.  In the event that there is a determination that we have infringed third-party proprietary rights such as copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively.  We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims.  In addition, many of our agreements with our customers or affiliates require us to indemnify them for certain third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages.  The occurrence of any of these results could harm our brand and negatively impact our operating results.

We are subject to United States and foreign government regulation on internet services which could subject us to claims and remedies including monetary liabilities and limitations on our business practices.

We are subject to regulations and laws directly applicable to providers of internet services both domestically and internationally.  The application of existing domestic and international laws and regulations to Disaboom.com relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, consumer protection, content regulation, quality of services, telecommunications and intellectual property ownership and infringement in many instances is unclear or unsettled.  In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities.  Further, the application of existing laws to Disaboom.com regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear. We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply.  Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

A number of federal laws, including those referenced below, impact our business.  The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.  Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third party content.  Disaboom.com relies on the protections provided by both the DMCA and CDA in conducting its business.  Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.  The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors.  In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.  The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them.  Further, any failures on our part to comply with these regulations may subject us to significant liabilities.

Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

Federal, state and international laws and regulations may govern the collection, use, sharing and security of data that we receive from our users and partners.  In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us and ultimately in a loss of users, partners or advertisers, which could adversely affect our business.

There are a large number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concerning privacy issues related to our business. We cannot accurately predict whether or when such legislation may be adopted.  Certain proposals, if adopted, could impose requirements that may result in a decrease in our user registrations and revenues.  In addition, the interpretation and application of user data protection laws are in a state of flux.  Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

RISKS RELATED TO OUR SECURITIES

We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We expect our cash on-hand, including any proceeds that we may collect from the exercise of certain of our outstanding warrants, to be sufficient for our corporate needs until we project being cash flow positive. However, estimates for expenses, as well as our market approach and timing may change and we may decide to attempt to obtain additional debt or equity financing during 2008. Further, we may determine that it is appropriate to raise additional capital for working capital and general corporate purposes. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares may cause dilution to your investment and could also cause the market price of our common stock to decline.

We do not plan to pay dividends on our common stock.

We do not anticipate paying cash dividends to the holders of our common stock in the foreseeable future. Accordingly, investors in our common stock must rely upon subsequent sales after price appreciation as the sole method to realize a gain on an investment in our common stock. There are no assurances that the price of our common stock will ever appreciate in value particularly if we continue to sustain operating losses. Investors seeking cash dividends should not buy our common stock.

We currently have a limited trading market as there is limited liquidity on the OTC Bulletin Board which may impact your ability to sell your shares.

Currently our shares of our Common Stock are traded on the NASD — OTC Bulletin Board. However, there is limited trading volume in our shares. When fewer shares of a security are traded on the OTC Bulletin Board, price volatility may increase and price movement may outpace the ability of the OTC Bulletin Board to deliver accurate quote information. If low trading volumes in our common stock continue, there may be a lower likelihood of orders for shares of our common stock being executed, and current prices may differ significantly from prices quoted by the OTC Bulletin Board at the time of order entry.

Our common stock is subject to the penny stock rules which limits the market for our common stock.

Because our stock is traded on the NASD-OTC Bulletin Board, if the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock.” SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

There may be a greater risk of fraud on the NASD-OTC Bulletin Board.

NASD-OTC Bulletin Board securities are more frequently targets for fraud or market manipulation because they are not regulated as closely as securities listed on exchanges. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of market prices. While there is regulation of the NASD-OTC Bulletin Board, it is not as comprehensive as the regulation of the listed exchange. If this should occur, the value of an investment in our common stock could decline significantly.

ITEM 2. DESCRIPTION OF PROPERTY

        In June 2007 we entered into a Sublease Agreement for the lease of office space at 7730 E. Belleview Avenue, Suite A-306, Greenwood Village, CO 80111, which we use as our corporate offices. The sublease commenced June 15, 2007 and terminates on July 31, 2009. We pay $7,667 per month under the terms of the sublease.

ITEM 3. LEGAL PROCEEDINGS

        On February 29, 2008 the Company filed a complaint against Cowboy International, Inc. (“Cowboy”) in the Colorado District Court, for the District of Arapahoe County.  The complaint alleges that Cowboy: 1)  breached the services agreement entered into between the Company and Cowboy; 2) breached its obligations to hold certain Company information confidential; and 3) failed to comply with its contractual obligations regarding Company intellectual property.  The complaint seeks both monetary relief and a declaratory judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Shares of our common stock began trading on the NASD – OTC Bulletin Board on May 30, 2007. As of March 3 2008, there were approximately 263 holders of record of our common stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in ‘street name.’

        Our transfer agent is Corporate Stock Transfer, Inc., 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209.

        The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated as reported on Yahoo Finance (http://finance.yahoo.com). The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

Quarter ended	High	Low
June 30, 2007	$1.87	$1.15
September 30, 2007	$1.60	$1.20
December 31, 2007	$1.70	$1.30

The closing sales price of the Common Stock as reported on March 18, 2008, was $.94 per share.

        Dividends

        Since its inception the Company has not declared or paid cash or other dividends on its Common Stock. The Company has no plans to pay any dividends, although it may do so if it’s financial position changes.

        Securities Authorized Under Equity Compensation Plans Information

        The Company currently has one equity compensation plan. The 2006 Stock Option Plan (the “2006 Plan”) was approved by the Board of Directors and adopted by the shareholders on November 13, 2006. Our Board of Directors has approved three amendments to the 2006 Plan which have increased the number of shares reserved under the 2006 Plan from 1,750,000 to 7,000,000. These amendments were adopted on April 2, 2007, June 26, 2007 and October 1, 2007. At our annual meeting of shareholders held on August 21, 2007 our shareholders approved amendments to the 2006 Plan that had been approved by our Board of Directors on April 2, 2007 and June 26, 2007 that increased the number of shares reserved under the 2006 Plan to 5,000,000 shares. At our next annual meeting of shareholders we expect to seek shareholder approval of the October 1, 2007 amendment increasing the shares reserved under the 2006 Plan to 7,000,000.

        The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of January 3, 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY PLANS

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans
approved by security holders (1)	6,158,500	$ 0.85	841,500

Equity compensation plans not
approved by security holders (2)	794,519	$ 1.31	N/A

Total	6,953,019	$ 0.90	N/A

(1)     Includes: (i) options to acquire 6,158,500 shares of common stock under the 2006 Plan.

(2)     Includes: (i) warrants to purchase 450,000 shares of Common Stock as compensation for services to Memphis Consulting, (ii) warrants to purchase 66,325 shares of Common Stock as compensation for services to W3 Ventures, Inc.; (iii) warrants to purchase 10,000 shares of Common Stock as compensation for services to Lori Sunshine; (iv) performance warrants, granted January 3, 2008, to purchase 125,000 shares of Common Stock as compensation for services to The Geek Factory, Inc.; (v) performance warrants, granted January 3, 2008, to purchase 100,000 shares of Common Stock as compensations for services to Thunderbolt; (vi) 18,000 shares of Restricted Stock as compensation for services to Memphis Consulting; (vii) 1,000 shares of Restricted Stock as compensation for services to Kurt Palisi; (viii) 24,194 shares of Restricted Stock as compensation for services to Nicholas Buoniconti.

        Recent Sales of Unregistered Securities

        Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter, excluding transactions that were previously reported on Form 10-QSB or Form 8-K during the period.

        On November 1, 2007, we granted an employee 210,000 options to purchase our common stock at an exercise price of $1.50 per share, with certain of the options only vesting upon the achievement of defined performance goals. The options were granted in consideration for services. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remuneration was paid in connection with this issuance.

        On November 28, 2007, we granted an employee 125,000 options to purchase our common stock at an exercise price of $1.40 per share, with certain of the options only vesting upon the achievement of defined performance goals. The options were granted in consideration for services. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remuneration was paid in connection with this issuance.

        On December 10, 2007, we granted an employee 100,000 options to purchase our common stock at an exercise price of $1.52 per share, with certain of the options only vesting upon the achievement of defined performance goals. The options were granted in consideration for services. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remuneration was paid in connection with this issuance.

        On December 17, 2007, we granted an employee 300,000 options to purchase our common stock at an exercise price of $1.30 per share, with certain of the options only vesting upon the achievement of defined performance goals. The options were granted in consideration for services. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remuneration was paid in connection with this issuance.

        Between January 2, 2008 and March 3, 2008 we granted employees and a new member of our Board of Directors an aggregate of 819,000 options to purchase our common stock all subject to vesting schedules. The options were granted in consideration for services. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for these issuances. No commissions or other remuneration was paid in connection with these issuances.

        On March 10, 2008 we issued 10,000 shares to an investor upon the exercise of warrants granted in October 2007. We received $10,000 upon the exercise of the warrants. The proceeds will be used for working capital and general corporate purposes. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration was paid in connection with this issuance.

ITEM 6.	SELECTED FINANCIAL DATA

        Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

Plan of Operation

        We were incorporated under the laws of the State of Colorado on September 5, 2006 with the primary purpose of developing, operating and marketing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. It also serves as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, and employers. The Company released a beta version of the website on August 15, 2007, released a limited availability version on September 1, 2007, released the general availability version of the website on October 1, 2007, and released our version 2.0 product on January 24, 2008. Our headquarters are located in the metropolitan area of Denver, Colorado.

        The activities of the Company in 2007 were primarily organizational in nature, including the planning, ongoing development and integration of our main website (www.disaboom.com), planning and beginning to implement our marketing and business development initiatives, the start up of our sales operations, and continuing to build our management team and staff.

        Our focus during 2008 will continue to be: (i) the ongoing development and evolution of our main website (www.disaboom.com) and network of related microsites (currently www.disaboomjobs.com, www.lovebyrd.com, www.disaboom-inc.com), operational platform, and product strategy; (ii) to negotiate and to enter into advertising, sponsorship and other agreements, thereby generating revenue and cash flow; and (iii) to increase brand awareness and drive internet traffic to and within our online community through various online and organic media campaigns, business development and partnership initiatives, sponsorships, events and other activities. The greater the awareness of our main website and network of related microsites, community and brand in the marketplace, the greater the number of page views we will experience. The more page views our online community experiences, the greater the inventory of advertising impressions, sponsorship opportunities, and billable revenue under the standard terms of our advertising and sponsorship agreements.

        Our financial statements for our fiscal year 2007 and the period from September 5, 2006 (inception) through December 31, 2006 reflect minimal business activities. During this time period we worked primarily on the planning, development and integration of our main website, the planning and initial implementation of our marketing and business development initiatives, the start up of our sales operations, and the initial development of our management team and staff.

        Liquidity and Capital Resources

        During our fiscal year ended December 31, 2007 we generated limited amounts of advertising revenues. While the Company’s contract backlog is beginning to grow, we believe it is unlikely we will generate significant revenues from advertising and sponsorships until at least the second calendar quarter of 2008, if not later.

        We currently fund our operations primarily through funds raised through private placements completed in March, September, October and December 2007. On March 9, 2007 we completed a private placement of our common stock, issuing 6,296,000 shares for aggregate gross proceeds of $3,148,000. The shares were issued at $0.50 per share.

        On September 26, 2007 we had a closing of $5,346,000 under a private placement of unregistered securities. A total of 7,128,000 common shares were issued on September 9, 2007 and 5,346,000 warrants to purchase the same number of common shares. On October 9, 2007 we had a final closing of $349,500. A total of 449,333 common shares and 337,000 warrants to purchase the same number of common shares were issued in this final closing. For both the September and October 2007 closings for each $0.75 invested, each purchaser received one common share plus warrants to acquire three-fourths of a share. The warrants are exercisable at $1.00 per share.

        On December 10, 2007, we closed a $5,000,000 private placement under the same terms as those of the private placement closed in September and October 2007. On December 10, 2007 we issued a total of 6,666,665 common shares and 5,000,000 warrants to purchase the same number of common shares were issued at closing.

        On March 12, 2008 we closed $1,552,000 in gross proceeds under a private placement, and issued 1,552,000 shares of common stock. The shares were issued at $1.00 per share.

        We expect the proceeds from these offerings, including any proceeds collected from the exercise of certain of our outstanding warrants, to be sufficient to cover our costs and expenses through our projection as to when we will reach cash flow positive. However, estimates for expenses may change in which case our capital would not be sufficient for this time period. Further, we may determine it is appropriate to raise additional capital for working capital and general corporate purposes. If we need, or elect, to obtain additional debt or equity financing, but there can be no assurance that additional financing will be available on reasonable terms, if at all.

        Results of Operations:

        Our financial statements for the fiscal year ended December 31, 2007 and the period from September 5, 2006 (inception) through December 31, 2006 reflect minimal business activities. We incorporated in September 2006, and since that time we worked primarily on the planning, development and integration of our main website, the planning and initial implementation our marketing and business development initiatives, the start up of our sales operations, and the initial development of our management team and staff.

        In January 2007 we entered into the Website Development Agreement with DATA, Inc. (“Data”), which was our first material financial commitment, totaling $280,000 with payments to be made through July 2007. Upon the completion of our original contract with DATA in July 2007, a new master agreement was negotiated to encompass site changes through December 2007 in the form of individual work-for-hire agreements. We also continued to work with DATA to complete outstanding change orders and final site modifications in advance of the general availability release of our website which occurred on October 1, 2007. These changes resulted from additional creative and execution input from Disaboom over the initial months of the project, and Cowboy International, Inc. (“Cowboy”). During 2007, the Company paid a total of approximately $482,000 to Data for services rendered.

        On July 5, 2007 we entered into a services agreement with Cowboy International, Inc (“Cowboy”). Cowboy was retained to help the Company create a comprehensive and integrated marketing, advertising, and branding campaign for our main website. During 2007, the Company paid a total of approximately $904,000 to Cowboy for services rendered. On January 31, 2008, the Company terminated its agreement with Cowboy.

        On October 9, 2007, we acquired the rights to the internet domain and website of Lovebyrd.com which is an online dating and social networking service for individuals living with conditions that make it difficult to meet and connect with other people. Although we previously announced that these services would be available free of charge, we anticipate that as we integrate the online and dating and social networking services into our online community that we will charge users for the dating service.

        As described above, we currently fund our operations primarily through funds raised in private placements of our common stock completed in March, September, October, December 2007 and March 2008. We expect the proceeds from these offerings, including any proceeds collected from the exercise of certain of our outstanding warrants, to be sufficient to cover our costs and expenses for at least the next twelve months. However, estimates for expenses, as well as our market approach and timing may change, or we may determine it is appropriate to raise additional capital for working capital and general corporate purposes, and decide to obtain additional debt or equity financing during 2008, but there can be no assurance that additional financing will be available on reasonable terms, if at all.

        During the fiscal year ended December 31, 2007, and from inception our operating expenses totaled $8,069,311 and $8,086,298 respectively. Approximately 83% of the expenditures we incurred related to payroll and stock compensation costs ($2,814,915 for the year ended December 31, 2007 and from inception), website development costs ($475,462 and $485,462 for the year ended December 31, 2007 and from inception, respectively), marketing and advertising costs ($2,851,819 for the year ended December 31, 2007 and from inception) and legal and consulting fees ($591,982 and $596,219 for the year ended December 31, 2007 and from inception, respectively).

        During the quarter ended December 31, 2007, the Company launched the general availability version of our website and began receiving limited amounts of revenue from its website through the sale of advertising and sponsorship products. During the quarter (and fiscal year) ended December 31, 2007 we billed $106,748 in accordance with our executed insertion orders, and recognized $83,682 in advertising and sponsorship revenue. We recognize advertising and sponsorship revenue ratably over the period in which it is delivered and earned.

        At December 31, 2007, the Company’s cash, cash equivalents and short-term investments (primarily mutual funds) were $6,645,193.  As reflected in our statement of operations during the 2007 fiscal year the Company realized a gain of $86,969 from interest related to cash accounts and dividends on marketable securities held by the Company.  The Company also recorded an unrealized loss as a result of a decrease in value of mutual funds. As a result of general market conditions, these funds continued decreasing in value, and we anticipate that the line item for interest income or loss in our financial statements for our quarter ended March 31, 2008 will reflect a loss for the quarter.  The Company actively monitors its investment policies and decisions and will evaluate whether it is appropriate for the Company to continue to invest in the marketable securities at issue.

        Critical Accounting Policies

        The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

        Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 to the Financial Statements included in this prospectus.

        While all of the significant accounting policies are important to the Company’s financial statements, the following accounting policies and the estimates derived therefrom, have been identified as being critical:

        Website development costs:

        The Company adopted the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Website Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, costs related to certain website development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life.

        Revenue Recognition:

        During the year ended December 31, 2007, the Company began receiving limited amounts of revenue from its website through the sale of advertising and sponsorship revenue. Advertising and sponsorship revenue is recognized ratably over the period in which it is delivered and earned.

        Short-term investments:

        The Company accounts for short-term marketable securities in accordance with the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At December 31, 2007, marketable securities are classified as trading securities as the Company expects to use these funds for operating purposes within the next year. Trading securities are reported at fair value and unrealized gains and losses are included in earnings.

        Stock-based Compensation:

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Financial Statements and Supplementary Data following the signature page of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.	Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

        The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (December 31, 2007). Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure control and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

        Changes in Internal Controls

        This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

        There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

        Effective March 20, 2008 Kenneth Klispie (42) was appointed to serve as our Chief Operating Officer.  Mr. Klispie joined Disaboom on May 29, 2007, and previously served as our Vice President of Marketing and Sales Operations.  There is no family relationship between Mr. Klispie and any other officer or director of the Company.  Further, there is no arrangement or understanding pursuant to which Mr. Klispie was appointed to the position of Chief Operating Officer.  Mr. Klispie has not had a direct or indirect interest in any previous or currently proposed Company transactions.  Mr. Klispie’s recent business experience was described in a current report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007 and is also described in Item 10 of this annual report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The persons below served as directors and executive officers of the Company as of March 20, 2008. Executive officers of the Company are elected by the Board of Directors, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

Name	Age	Position
J.W. Roth	44	Chief Executive Officer, Director and Chairman of the Board
Dr. J. Glen House	38	Chief Medical Officer, Director
John Walpuck	46	Chief Financial Officer, President, Secretary, Treasurer and Director
Victor Lazzaro, Jr.	62	Director
David Petso	46	Director
R. Jerry Overgaard	67	Director
Patrick Templeton	65	Director
Kevin Hall	53	Director
Howard Lieber	49	Senior Vice President of Sales
Kenneth Klispie	42	Chief Operating Officer (effective March 20, 2008)

J.W. Roth is a co-founder of Disaboom and was appointed to serve on our Board of Directors in November 2006. Additionally, Mr. Roth currently serves as our Chief Executive Officer and as the Chairman of the Board. He is also a co-founder of Colorado Catheter Company, Inc, a private company engaged in the design and development of catheters. Since 1997 Mr. Roth has served as the as the President of JW Roth & Company, Inc., a consulting company. Prior to founding JW Roth & Company, Mr. Roth worked in the financial sales industry for American National Insurance Company and the Prudential Insurance Company. Additionally, Mr. Roth has worked for, and been associated with, the business development of several companies such as Fear Creek Ranches, IMI Global, Inc., CattleNetwork, Inc., Front Porch Direct, the CTURN Corp, and Aspen BioPharma, Inc.

Dr. J. Glen House is a co-founder of Disaboom. He was appointed to serve on our Board of Directors in November 2006. Currently Dr. House serves as our Chief Medical Officer. He also served as President from inception until August 21, 2007. Additionally, Dr. House currently serves as the Medical Director of Penrose Hospital’s Center for Neuro & Trauma Rehabilitation. He is also a co-founder, director and the Chief Medical Officer of Colorado Catheter Company, Inc. Since November 2003 he has served as President of Colorado Rehabilitation Physicians, P.C., a private medical rehabilitation company. From August 2001 to November 2003, he served as a Staff Physician at Penrose Hospital. Additionally he has served as the President of Flexlife, a medical device company since 1993. Dr. House holds U.S. Patents on the Colorado Catheter and continues to invent technology to help people that suffer from Spinal Cord related injuries. Dr. House completed his Spinal Cord Medicine Fellowship at the University of Medicine and Dentistry of New Jersey in July 2001. He attended medical school at the University of Washington, performed an internship in Internal Medicine at the LDS Hospital in Salt Lake City and completed a residency in Physical Medicine and Rehabilitation at Baylor College of Medicine.

John Walpuck was appointed to our Board of Directors in April 2007 and also serves as our Chief Financial Officer, President, Secretary and Treasurer. He also served as Chief Operating Officer from April 2007 until his appointment as President on August 21, 2007. Mr. Walpuck has over 20 years’ experience working in corporate development, corporate finance and general financial management. From 2005 through 2007 Mr. Walpuck was the Chief Financial Officer of Nine Systems, a streaming media software services company acquired by Akamai in November 2006. From 2002 through 2005 Mr. Walpuck served as the sole partner for Palmyra Consulting, a consulting firm where he advised clients on issues and projects including merger and acquisitions, corporate finance, real estate finance, and government contracts. From 2000 through 2002 Mr. Walpuck served as the Chief Financial Officer for TecSec, Inc., a private security software company. Mr. Walpuck is a CPA and CMA, and also holds an MBA from the University of Chicago and a Bachelor’s degree from Edinboro State College.

Victor Lazzaro was appointed to our Board of Directors in February 2007. Mr. Lazzaro also serves as a director for Colorado Catheter Company, Inc. Before joining Disaboom, Mr. Lazzaro founded, and currently is the President of, International Health Technology Company, a consulting firm providing planning methods, strategies and processes to bring specialty medical clinics to China. Mr. Lazzaro is also currently a managing Director of Tivis Healthcare, a private equity company, focused on acquiring and building healthcare businesses. Prior to founding International Health Technology, Mr. Lazzaro served as the President and Chief Executive Officer of United HealthCare’s Mountain States Division from March 2000 to November 2005. Mr. Lazzaro also served as Chief Financial Officer and Chief Executive Officer for a California HMO and Louisiana insurance company from 1982 to 1990, and Regional Vice President of Health Plan Operations (Gulf South) for Prudential Insurance Company of America from 1990 to 2000.

R. Jerry Overgaard was appointed to our Board of Directors in November 2006. Mr. Overgaard has served as Vice President of Financial Products of MKA Capital Group Advisors, LLC, since August 2004. Mr. Overgaard served as Vice President, Institutional Sales Division, for Dreyfus Services Corporation from 1998 to 2004. Mr. Overgaard began his career in 1962 with IBM Corporation and has spent the last 27 years in the financial services industry.

David Petso was appointed to our Board of Directors in March 2007. Mr. Petso also serves as a director for Colorado Catheter Company, Inc. Since 1980 Mr. Petso has worked for Petso Financial Consultants, LLC. Mr. Petso is currently the president and owner of Petso Financial Consultants and has over twenty-five years of experience in the financial planning industry.

Patrick Templeton was appointed to our Board of Directors in July 2007.  Mr. Templeton has over 35 years of experience the fields of government relations and public affairs.  Following sixteen years with GE and four years at the National Aeronautics and Space Administration where he was Chief of External Relations, he established his own consulting firm, Templeton and Company.  Since 1995, Mr. Templeton has been Senior Consultant to the government relations firm of BKSH & Associates.  From 1999 through 2003, Mr. Templeton was also employed by the Coalinga Corporation, a private financial management company, serving as Washington Representative.  Additionally, Mr. Templeton is Chairman of the Board of the EdVenture Group, a non-profit corporation that provides technology and related consulting services to educators and businesses.  Mr. Templeton is also associated with outreach activities of prominent disabilities organizations.

Kevin Hall was appointed to our Board of Directors on February 29, 2008. Mr. Hall currently operates a private consulting company that provides services to a broad range of businesses. Additionally, in 2007 Mr. Hall was appointed to serve as an independent director of Fuser, a private Web 2.0 technology startup. From 2001 through 2007 Mr. Hall was the Chief Information Officer of ProFlowers. From 1995 through 2001 Mr. Hall served as the Chief Technology and Information Officer of Amherst Technology. Mr. Hall holds a Bachelor of Science degree in Exercise Physiology, graduating Cum Laude from the University of Massachusetts at Amherst, and has taken advanced coursework toward his MBA in Executive Management at Loyola College Baltimore, Maryland.

Howard Lieber has served as Senior Vice President of Sales and Marketing since August 21, 2007, and from May 1, 2007 to August 21, 2007 served as our Vice President of Sales since May 1, 2007. Mr. Lieber has served as a consultant for HJL Consulting, Inc. since December 1999. From December 2006 through March 2007, Mr. Lieber served as the president of Lend Again, Inc., a company engaged in the residential and commercial mortgage business. Additionally, from June 2002 through October 2005 Mr. Lieber worked for Petritech, a company engaged in the material sciences industry and focusing on materials used in transportation, aerospace and architectural applications. While at Petritech, Mr. Lieber served as the company’s Vice President of Sales and later as the chief executive officer.

Kenneth Klispie joined us May 29, 2007, and was appointed to the position of Vice President of Marketing and Sales Operations effective October 1, 2007. Mr. Klispie was appointed as our Chief Operating Officer on March 20, 2008. Mr. Klispie has over 22 years of software and internet experience working with numerous organizations in 15 different industries. Most recently, he served as Executive Vice President, Data Analytics and Business Consulting for the Indigio Group, Inc., a Denver based internet Agency. At Indigio Mr. Klispie managed the development and implementation of a broad array of web tracking, key performance indicator management, behavioral and user segmentation, customer and operational support, and other interactive marketing and web-based solutions for national account clients.

        Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission (“SEC”). Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during and for the Company’s year ended December 31, 2007, there were no directors, officers or more than 10% stockholders of the Company who failed to timely file a Form 3, 4 or 5 except as follows: our former Chief Operating Officer, Michael Fay, failed to timely file a Form 3 upon his appointment as an officer, and Jerry Overgaard and Victor Lazzaro each failed to timely file a Form 4 reporting one transaction involving the acquisition of common shares and warrants.

        Code of Ethics

        On March 9, 2007, the Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Ethics establishes standards and guidelines to assist the directors, officers, and employees in complying with both the Company’s corporate policies and with the law and is posted at our website www.disaboom-inc.com. Persons desiring a copy of our Code of Ethics will be provided one at no cost upon submitting a written request to the Company.

        Audit Committee

        The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Mr. Lazzaro, Mr. Overgaard and Mr. Petso serve on the Company’s Audit Committee, each of whom is considered independent. Mr. Petso has been designated as the chairman and financial expert on the Audit Committee. The Company defines “independent” as that term is defined in Rule 4200(a)(15) of the Nasdaq listing standards.

                The audit committee was formed on March 9, 2007. The Board of Directors has adopted a written charter for the audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers

        The following table sets out the compensation received for each fiscal year since our inception, in respect to each of the individuals who served as the Company’s chief executive officer and chief financial officer at any time during the last fiscal year and the Company’s most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
JW Roth
Chief Executive Officer	2007	$100,000	$7,692	$0	$12,300	$119,992
	2006	$0	$0	$0	$0	$0

J. Glen House
Chief Medical Officer	2007	$88,269	$5,769	$0	$6,050	$100,088
	2006	$0	$0	$0	$0	$0

John Walpuck
President and Chief Financial Officer	2007	$128,750	$7,962	$226,293	$15,650	$378,655
	2006	$0	$0	$0	$0	$0

Michael Fay(1)	2007	$89,583	$5,769	$82,184	$7,518	$185,054
Former Chief Operating Officer	2006	$0	$0	$0	$0	$0

Howard Lieber	2007	$100,000	$5,769	$154,662	$52,500	$312,931
Senior Vice President, Sales	2006	$0	$0	$0	$0	$0

(1)	Michael Fay resigned as the Company's Chief Operating Officer effective February 29, 2008.

        Compensation Discussion and Analysis

        The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table contained above for Messrs. Roth, House, Walpuck, Fay and Lieber.

        The Compensation Committee of our Board of Directors (the "Committee") reviews and approves the total direct compensation packages for each of our executive officers. Notably the salary and other benefits payable to our named executive officers are set forth in employment agreements which are discussed below. Stock option grants, as applicable to certain of the named executive officers, are approved by the full board of directors.

Cash Compensation Payable To Our Named Executive Officers.

        Our Named Executive Officers receive a base salary payable in accordance with our normal payroll practices and pursuant to contracts between each of these officers and Disaboom (which contracts are described in more detail below). Based on the Committee's knowledge of the industry and Disaboom's performance to date the Committee believes that their base salaries are competitive to those that are received by comparable officers with comparable responsibilities in similar companies. Cash compensation in 2007 also included a yearend bonus and other cash benefits or reimbursements which approximated from 5% to 8% of the named executive officers annual salary, excluding approximately $50,000 paid to Mr. Lieber as an independent consultant for services he provided the Company prior to May 2007, and excluding board meeting fees for Messrs Roth, House and Walpuck.

        When the Committee considers total cash compensation for our named executive officers, we do so by evaluating their responsibilities, experience and the competitive marketplace. Specifically, the Committee considers the following factors:

1.	the executive's leadership and operational performance and potential to enhance long-term value to the Company's shareholders;
2.	performance compared to the financial, operational and strategic goals established for the Company;
3.	the nature, scope and level of the executive's responsibilities;
4.	competitive market compensation paid by other companies for similar positions, experience and performance levels; and
5.	the executive's current salary, bonus, cash incentive compensation, and the appropriate balance between incentives for medium-term and short-term performance.

Option Grants To Our Named Executive Officers.

        We have granted stock options to certain of our Named Executive Officers. These option grants are intended to provide incentives to our officers who contribute to the success of Disaboom by offering them the opportunity to acquire an ownership interest in it. We believe that option grants also help to align the interests of our management and employees with the interests of shareholders.

        To date, of our Named Executive Officers, we have granted options to our President and Chief Financial Officer, John Walpuck, and our Senior Vice President of Sales, Howard Lieber. Mr. Walpuck's options vest over time, with certain options only vesting upon the achievement of certain company events. Mr. Lieber's options vest over time only upon the achievement of certain defined billed revenue objectives. We believe that option these option grants serve as additional incentive for our officers and in turn the achievement of these objectives will help our performance. Messrs. Roth and House have not been granted any options to date.

Employment Agreements with our Named Executive Officers.

        We have entered into employment agreements with each of our Named Executive Officers. Each of our executive officers is paid a salary for their services and certain of our executive officers have been granted stock options in consideration for their services. When the Compensation Committee considers salaries for our executives, it does so by evaluating their responsibilities, experience, the competitive marketplace, and our financial resources and projections. Pursuant to its Charter, our Compensation Committee reviews and approves the terms of the compensation granted to our executive officers.

J.W. Roth:   On October 1, 2007, we entered into an employment agreement with our Chief Executive Officer and Chairman of the Board, J.W. Roth. The agreement is for an initial three year term and may be automatically extended for additional one year terms. Pursuant to the agreement Mr. Roth receives an annual salary of $200,000. Unless the agreement is terminated for cause, or as a result of Mr. Roth's death or disability preventing him from working, if we terminate the employment agreement Mr. Roth will be entitled to a severance payment equal to his annual salary.

J. Glen House:   On October 1, 2007, we entered into an employment agreement with our Chief Medical Officer. The agreement is for an initial three year term and may be automatically extended for additional one year terms. Pursuant to the agreement, Dr. House receives an annual salary of $150,000 which will be increased to $200,000 when Dr. House works for Disaboom on a full time basis. Unless the agreement is terminated for cause, or as a result of Dr. House's death or disability preventing him from working, if we terminate the employment agreement Dr. House will be entitled to a severance payment equal to his annual salary.

John Walpuck:   On April 2, 2007 we entered into an employment agreement with John Walpuck who currently serves as our President, Chief Financial Officer, Secretary and Treasurer. The employment agreement is for an initial two year term and thereafter may be automatically extended for additional one year terms. Pursuant to the agreement, Mr. Walpuck's annual salary initially received an annual salary of $150,000 but with the closing of our September and October 2007 private placement now receives an annual salary of $200,000. Mr. Walpuck is eligible for an annual bonus upon the achievement of certain milestones, with the milestones to be mutually agreed upon by Mr. Walpuck and Disaboom. Unless the employment agreement is terminated for cause, or as a result of Mr. Walpuck's death or disability, if we terminate the agreement Mr. Walpuck will be entitled to a severance payment equal to six months of his annual salary.

        In connection with his employment, Mr. Walpuck was granted 1,750,000 options to purchase our common stock at $0.50 per share, of which 250,000 options vested immediately, 250,000 vested on September 1, 2007, 500,000 vested on January 1, 2008, and 500,000 on January 1, 2009 provided Mr. Walpuck is an employee or director of the Company on each vesting date. The final 250,000 options only vest upon the occurrence of certain Company events including a merger, acquisition or consolidation.

Howard Lieber:   Effective May 1, 2007 Howard Lieber began serving as our Vice President of Sales at an annual salary of $150,000. Effective October 1, 2007, Mr. Lieber was promoted to Senior Vice President of Sales. We entered into an employment agreement with Mr. Lieber effective as of December 1, 2007. Pursuant to the agreement Mr. Lieber receives an annual salary of $150,000. Unless the agreement is terminated for cause, or as a result of Mr. Lieber's death or disability preventing him from working, if we terminate the employment agreement Mr. Lieber will be entitled to a severance payment equal to three months of his annual salary. Additionally, we paid Mr. Lieber $50,000 as an independent consultant for services he provided the Company prior to May 2007.

        On May 1, 2007 the Board of Directors granted Mr. Lieber 500,000 incentive stock options exercisable at fair market value on May 1, 2007. Mr. Lieber's option agreement was subsequently amended effective December 1, 2007, whereby 200,000 of the 500,000 options are vested as of the updated effective date, and the remainder will vest over a four year period with a portion of the options vesting only upon the Company meeting annual billed revenue quotas and Mr. Lieber remaining an employee of Disaboom. Additionally, Mr. Lieber was granted 250,000 options on October 1, 2007 with the options vesting on April 30, 2008 but only upon the achievement of defined performance objectives.

Michael Fay:   On April 23, 2007, we entered into an employment agreement with Michael Fay, our former Chief Operating Officer. Mr. Fay's employment agreement was for an initial two year term, pursuant to which at the time of his resignation we were paying him an annual salary of $150,000. Mr. Fay resigned as a Company officer effective February 29, 2008 and terminated his employment agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

	Option Awards
	Number of Securities Underlying Unexercised Options(1) (#)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
JW Roth	0	0	0	0

Glen House	0	0	0	0

John Walpuck	500,000	1,250,000	$0.50	1/1/2012

Michael Fay(2)	325,000	125,000	$0.50	9/1/2011
		200,000	$1.50	10/1/2013

Howard Lieber	200,000	300,000	$0.50	6/1/2014
		250,000	$1.50	10/1/2013

(1)	The material terms of these option grants are described in the Option Grants To Our Named Executive Officers notes above.

(2)	Michael Fay resigned as the Company’s Chief Operating Officer effective February 29, 2008.

Option Exercises and Stock Vested

        None of our executive officers exercised any stock options, SARs or similar instruments during the fiscal year ended December 31, 2007, or subsequently. None of our current executive officers serving were granted restricted common stock that was subject to a vesting schedule during our fiscal year ended December 31, 2007, or subsequently.

Pension Benefits

        Disaboom has no defined benefit plans, supplemental executive retirement plans or actuarial plans.

Nonqualified Defined Contribution and Other Deferred Compensation Plans

        Disaboom does not have any nonqualified defined contribution or deferred compensation plans.

Director Compensation

        In January 2007 the Board adopted resolutions whereby each board member receives $550 for participating in Board meetings and is reimbursed for travel and related expenses if the meeting is attended in person.

        On March 9, 2007 our Board of Directors formed an Audit Committee, a Compensation Committee and a Nominating Committee. Mr. Petso was nominated to serve as the chairman of the Audit and Compensation Committees. As compensation for serving on the Board of Directors and as chairman of the Audit and Compensation Committees, and for serving on the Nominating Committee, Mr. Petso was granted 150,000 stock options. As compensation for serving on the Board of Directors and as chairman of the Nominating Committee and serving on the on Audit and Compensation Committees, Mr. Lazzaro was granted 100,000 stock options. As compensation for serving on the Audit, Nominating and Compensation committees, Mr. Overgaard was granted 50,000 stock options. Additionally, we granted Mr. Templeton 100,000 options upon his appointment to our Board of Directors in July 2007. Upon his appointment to the Board on February 29, 2008, Mr. Hall was granted 50,000 options.

        The following table reflects the compensation of our directors for our fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION

Name	Earned or Paid in Cash	Option Awards	Total
Victor Lazzaro	$3,850	$10,783	$14,633
Jay Belk(1)	$3,300	$—	$3,300
R. Jerry Overgaard	$5,500	$5,269	$10,769
David Petso	$5,500	$16,052	$21,552
Patrick Templeton	$2,200	$45,673	$47,873

(1)     Mr. Belk served as a director of the Company from its inception through August 23, 2007.

        During our 2007 fiscal year Messrs. Roth, House, and Walpuck served on our Board of Directors and also served as executive officers of the Company. None of the named executive officers received separate stock option compensation for serving as a director, but did receive the Board meeting fees described herein. Messrs. Roth, House, and Walpuck Board meeting fees are included in the “All Other Compensation” column of the Summary Compensation Table above.

ITEM 12.	SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

          The number of shares outstanding of the Company’s Common Stock at March 18, 2008 was 39,763,080. The following table sets forth the beneficial ownership of the Company’s Common Stock as of March 18, 2008 by each Director and each Executive Officer of the Company, by all Directors and Executive Officers as a group, and sets forth the number of shares of Common Stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of Common Stock.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

J.W. Roth 7730 E. Belleview Avenue Suite A-306 Greenwood Village, CO 80111	7,525,000	17.5%

J. Glen House 7730 E. Belleview Avenue Suite A-306 Greenwood Village, CO 80111	7,500,000	17.4%

John Walpuck (1) 7730 E. Belleview Avenue Suite A-306 Greenwood Village, CO 80111	1,500,000	3.5%

Victor Lazzaro, Jr. (2) 7730 E. Belleview Avenue Suite A-306 Greenwood Village, CO 80111	297,333	*

R. Jerry Overgaard (3) 7730 E. Belleview Avenue Suite A-306 Greenwood Village, CO 80111	1,032,667	2.4%

David Petso (4) 7730 E. Belleview Avenue Suite A-306 Greenwood Village, CO 80111	686,667	1.6%

Patrick Templeton (5) 7730 E. Belleview Avenue Suite A-306 Greenwood Village, CO 80111	98,553	*

Howard Lieber (6) 7730 E. Belleview Avenue Suite A-306 Greenwood Village, CO 80111	230,000	*

Kenneth Klispie (7) 7730 E. Belleview Avenue Suite A-306 Greenwood Village, CO 80111	0	0

Kevin Hall (8) 7730 E. Belleview Avenue, Suite A-306 Greenwood Village, CO 80111	116,667	*

All Directors and Executives as a Group	18,986,887	44.1%

        * Indicates less than one percent.

The number of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling stockholders has sole or shared voting power or investment power and also any shares, which the selling stockholders has the right to acquire within 60 days. The actual number of shares of common stock outstanding may increase prior to the effectiveness of this registration statement due to penalty shares which may be issued.

(1)	Includes 500,000 shares purchased on March 23, 2007 and options to purchase 1,000,000 shares of common stock granted on April 2, 2007. Does not include options to purchase 750,000 shares of common stock that vest on January 1, 2009, or upon the occurrence of certain company events.

(2)	Includes 140,000 shares of common stock purchased in the private placement completed on March 9, 2007 held in the Victor Lazzaro, Jr. Trust DTD 10/3/05 and includes options to purchase 34,000 shares of common stock. Also includes 113,333 shares and 10,000 shares underlying warrants purchased by Nanine A. Odell, Mr. Lazzaro’s wife. Does not include options to purchase 66,000 shares of common stock granted on March 9, 2007 that vest on December 31, 2008, and thereafter.

(3)	Includes 800,000 shares purchased in November 2006 and includes options to purchase 16,000 shares of common stock. Also includes 166,667 shares and 50,000 shares underlying warrants purchased by Mr. Overgaard’s wife. Does not include options to purchase 34,000 shares of common stock at $0.50 per share granted on March 9, 2007 that vest on December 31, 2008, and thereafter.

(4)	Includes 520,000 shares purchased on February 15, 2007, 66,667 shares purchased on October 5, 2007 and 50,000 shares underlying warrants purchased on October 5, 2007. Also includes options to purchase 50,000 shares of common stock. Does not include options to purchase 100,000 shares of common stock granted on March 9, 2007 that vest on December 31, 2008, and thereafter.

(5)	Includes 27,745 shares purchased in the private placement completed on December 10, 2007 and 20,808 shares underlying warrants purchased on December 10, 2007. Includes 50,000 options that vest on December 31, 2007, does not include options to purchase 50,000 shares of common stock granted on July 3, 2007 that vest on December 31, 2008.

(6)	Includes 30,000 shares purchased on February 19, 2007 and options to purchase 200,000 shares of common stock. Does not include options to purchase 300,000 shares of common stock to be granted on May 1, 2007 that only vest upon the achievement of certain defined performance goals. Also, does not include options to purchase 250,000 shares of common stock that only vest upon the achievement of certain defined performance goals.

(7)	Does not include options to purchase an aggregate of 300,000 shares of common stock as these options vest on May 30, 2008 and thereafter, or upon achievement of certain defined performance goals.

(8)	Includes 66,667 shares, 50,000 warrants to purchase shares of common stock acquired in a private placement closed in September, 2007. Does not include options to purchase 50,000 shares of common stock granted on February 29, 2008 but vesting in December 2008 and thereafter.

Securities Authorized for Issuance Under Equity Plans

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY PLANS

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans
approved by security holders (1)	6,158,500	$ 0.85	841,500

Equity compensation plans not
approved by security holders (2)	794,519	$ 1.31	N/A

Total	6,953,019	$ 0.90	N/A

(1)     Includes: (i) options to acquire 6,158,500 shares of common stock under the 2006 Plan.

(2)     Includes: (i) warrants to purchase 450,000 shares of Common Stock as compensation for services to Memphis Consulting, (ii) warrants to purchase 66,325 shares of Common Stock as compensation for services to W3 Ventures, Inc.; (iii) warrants to purchase 10,000 shares of Common Stock as compensation for services to Lori Sunshine; (iv) performance warrants, granted January 3, 2008, to purchase 125,000 shares of Common Stock as compensation for services to The Geek Factory, Inc.; (v) performance warrants, granted January 3, 2008, to purchase 100,000 shares of Common Stock as compensations for services to Thunderbolt; (vi) 18,000 shares of Restricted Stock as compensation for services to Memphis Consulting; (vii) 1,000 shares of Restricted Stock as compensation for services to Kurt Palisi; (viii) 24,194 shares of Restricted Stock as compensation for services to Nicholas Buoniconti.

        Changes in Control

        None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        There have not been any transactions, or proposed transactions, during the last two years, to which the Company was or is to be a party, in which any Company director or executive officer, any nominee for election as a director, any security holder owning beneficially more than five percent of the common stock of the Registrant, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest, except as follows:

        J.W. Roth, an officer and director of the Company advanced approximately $63,000 to the Company to help fund our working capital start up costs. Mr. Roth converted $50,000 into 100,000 shares of our common stock in March 2007, and the remaining $13,000 was subsequently repaid.

        Prior to Patrick Templeton being appointed to our Board of Directors, we engaged BKSH & Associates (BKSH) to provide Disaboom governmental relations consulting services. We paid BKSH a monthly fee of $7,500 for three months for the consulting services. In his capacity as a consultant for BKSH, Mr. Templeton was involved in providing such consulting services to Disaboom, and in that capacity received half of the fees Disaboom paid to BKSH, for an aggregate of approximately $11,250.

        The Company currently maintains a bank account through Petso Financial Advisors, Inc./Cambridge Investment Research Advisors, Inc. Through this account the Company invests a portion of its cash in short term liquid investments. David Petso, who currently serves on our Board of Directors and as the Chairman of our Audit Committee, is the president of Petso Financial Advisors. Mr. Petso has not received any commissions or other remuneration as a result of our maintenance of the account at Petso Financial Advisors.

        On February 29, 2008 Kevin Hall was appointed to our Board of Directors. Further, on March 1, 2008 Mr. Hall began providing the Company consulting services related to the continuing development of our website and technical operations.  In consideration we have agreed to pay Mr. Hall $10,000 per month for an initial 60 day period ending April 30, 2008, and thereafter have agreed to pay Mr. Hall $3,750 per calendar quarter until either we or Mr. Hall terminate the consulting arrangement.  We expect to enter into a written consulting agreement with Mr. Hall containing the described terms.

        Director Independence

        Our Board of Directors currently consists of Messrs. Roth, Walpuck, House, Petso, Lazzaro, Overgaard, Templeton and Hall. The Company defines “independent” as that term is defined in Rule 4200(a) (15) of the Nasdaq listing standards. Messrs. Petso, Templeton, Lazzaro, and Overgaard qualify as independent and none has any material relationship with the Company that might interfere with his exercise of independent judgment. Messrs. Petso, Lazzaro and Overgaard each serve on our audit, nominating, and compensation committees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)	Audit Fees.

        Our principal accountant, GHP Horwath, P.C., billed us aggregate fees in the amount of approximately $51,500 for the fiscal year ended December 31, 2007 and approximately $5,000 for the fiscal year ended December 31, 2006. These amounts were billed for professional services that GHP Horwath provided for the audit of our annual financial statements, registration statement consents, review of the financial statements included in our reports on 10-Q and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)	Audit-Related Fees.

        GHP Horwath billed us aggregate fees in the amount of $0 for the fiscal years ended December 31, 2007 and 2006 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)	Tax Fees

        GHP Horwath fees related to tax return preparation were $0 and $2,200 for the fiscal years ended December 31, 2007 and 2006, respectively.

(d)	All Other Fees

        GHP Horwath billed us aggregate fees in the amount of $0 for the fiscal years ended December 31, 2007 and 2006 for other fees.

(e)	Audit Committee’s Pre-Approval Practice

        Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services”unless such services are pre-approved by the Audit Committee of the Board of Directors, or unless the services meet certain de minimis standards. The Audit Committee’s charter provides that the Audit Committee must:

Preapprove all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002).

Preapprove all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of its subsidiaries.

        The Audit Committee considers at its meetings, when appropriate, whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request.

PART IV

Exhibits

EXHIBIT NO	DESCRIPTION

3.1	Articles of Incorporation filed September 6, 2006. (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed November 13, 2006. (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed August 21, 2007. (2)
3.2	Bylaws, as amended. (7)
4.1	Specimen Certificate of Common Stock. (1)
10.1	2006 Stock Option Plan. (1)
10.2	Acceptance Agreement for Website Development, dated January 10, 2007. (1)
10.3	Agreement with Blue Shirt Group dated March 1, 2007. (1)
10.4	Employment Agreement with John Walpuck dated April 2, 2007. (1)
10.5	Sublease Agreement with Merlin Technical Solutions, Inc. (3)
10.6	Business Consultant Agreement and Warrant Dated July 6, 2007. (4)
10.7	Employment Agreement with J.W. Roth, dated October 1, 2007. (5)
10.8	Employment Agreement with J. Glen House, dated October 1, 2007. (5)
10.9	Employment Agreement with Howard Lieber, dated December 1, 2007. (6)
23.1	Consent of GHP Horwath, P.C. Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-QSB filed May 15, 2007.
(2)	Incorporated by reference from Form 8-K, filed August 24, 2007.
(3)	Incorporated by reference from Form 8-K filed June 11, 2007.
(4)	Incorporated by reference from Form 8-K filed July 12, 2007.
(5)	Incorporated by reference from Form 8-K filed December 26, 2007.
(6)	Incorporated by reference from Form 8-K filed December 17, 2007.
(7)	Incorporated by reference from Form 8-K filed March 6, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2008 Date: March 20, 2008	DISABOOM, INC By: /s/ J.W. Roth J.W. Roth, Principal Executive Officer By: /s/ John Walpuck John Walpuck, President, Chief Financial Officer, Principal Accounting Officer and Controller

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 20, 2008 Date: March 20, 2008 Date: March 20, 2008 Date: March 20, 2008 Date: March 20, 2008 Date: March 20, 2008 Date: March 20, 2008 Date: March 20, 2008	By: /s/ J.W. Roth
      J.W. Roth, Director

By: /s/ John Walpuck
      John Walpuck, Director

By: /s/ J. Glen House
      J. Glen House, Director

By: /s/ R. Jerry Overgaard
      R. Jerry Overgaard, Director

By: /s/ David Petso
      David Petso, Director

By: /s/ Victor Lazzaro
      Victor Lazzaro, Director

By: /s/ Patrick Templeton
      Patrick Templeton, Director

By: /s/ Kevin Hall
Kevin Hall, Director

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance sheets as of December 31, 2007 and 2006	F-3

Statements of operations for the year ended
December 31, 2007, the period from September 5, 2006
(inception) through December 31, 2006, and the period
from September 5, 2006 (inception) through December 31, 2007	F-4

Statements of shareholders' equity for the period from
September 5, 2006 (inception) through December 31, 2007	F-5

Statements of cash flows for the year ended December 31, 2007, the period from September 5, 2006 (inception) through
December 31, 2006, and the period from September 5, 2006
(inception) through December 31, 2007	F-6

Notes to financial statements	F-7 - F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Disaboom, Inc.
Denver, Colorado

We have audited the accompanying balance sheets of Disaboom, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2007, the period from September 5, 2006 (inception) through December 31, 2006 and the period from September 5, 2006 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Disaboom, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and the periods from September 5, 2006 (inception) through December 31, 2006 and September 5, 2006 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.
GHP HORWATH, P.C.

Denver, Colorado
March 20, 2008

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,432,751	$—
Short-term investments	2,212,442	—
Accounts receivable	77,713	—
Receivable from issuance of common stock	—	2,125
Prepaid expenses	104,319	—

Total current assets	6,827,225	2,125
Property and equipment, net	30,133	—
Deposits	7,667	—

Total assets	$6,865,025	$2,125

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$219,064	$916
Accrued expenses	185,988	—
Advances, related party	—	16,071
Other current liabilities	14,559

Total liabilities (all current)	419,611	16,987

Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value; authorized
10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 65,000,000
shares; 41,926,080 and 21,250,000 issued and outstanding, respectively	4,193	2,125
Additional paid-in capital	14,407,558	—
Deficit accumulated during the development stage	(7,966,337)	(16,987)

Total shareholders' equity	6,445,414	(14,862)

Total liabilities and shareholders' equity	$6,865,025	$2,125

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year ended December 31, 2007	September 5, 2006 (inception) through December 31, 2006	September 5, 2006 (inception) through December 31, 2007
Revenue	$83,682	$—	$83,682
Expenses:
Sales and marketing	(2,851,819)	—	(2,851,819)
General, administrative and other	(5,217,492)	(16,987)	(5,234,479)

Loss from operations	(7,985,629)	(16,987)	(8,002,616)
Other income (expense):
Interest income	86,969	—	86,969
Loss on short-term investments	(50,690)	—	(50,690)

Net loss	$(7,949,350)	$(16,987)	$(7,966,337)

Net loss per share, basic and diluted	$(0.28)	*

Weighted average number of common shares
outstanding, basic and diluted	28,697,880	21,250,000

* Less than $ (0.01)

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common stock		Additional Paid-In	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Initial issuance of common stock, November 2006	21,250,000	$2,125			$2,125

Net loss				$(16,987)	(16,987)

Balances at December 31, 2006	21,250,000	2,125	—	(16,987)	(14,862)

Issuance of common stock in private placement
at $0.50 per share, March 2007	5,796,000	580	2,897,420		2,898,000

Issuance of common stock to an employee in
exchange for cash at $0.50 per share, April 2007	500,000	50	249,950		250,000

Issuance of common stock and warrants in private
placements at $0.75 per share (net of offering costs of
$971,867), September, October and December 2007	14,243,998	1,424	9,722,209		9,723,633

Issuance of common stock for acqusition of website	55,000	6	74,244		74,250

Issuance of common stock for services	58,194	6	89,734		89,740

Issuance of common stock for payable	12,888	1	18,749		18,750

Issuance of common stock upon exercise of option	10,000	1	4,999		5,000

Warrants issued for consulting services			290,131		290,131

Compensation expense under stock option plan			1,060,122		1,060,122

Net loss				(7,949,350)	(7,949,350)

Balances at December 31, 2007	41,926,080	$4,193	$14,407,558	$(7,966,337)	$6,445,414

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year ended December 31, 2007	September 5, 2006 (inception) through December 31, 2006	September 5, 2006 (inception) through December 31, 2007
Cash flows from operating activities:
Net loss	$(7,949,350)	$(16,987)	$(7,966,337)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock-based compensation expense	1,350,253	—	1,350,253
Common stock issued for services	89,740	—	89,740
Unrealized loss on short-term investments	50,690	—	50,690
Common stock issued for website	74,250	—	74,250
Depreciation expense	4,557	—	4,557
Changes in operating assets and liabilities:
Short-term investments	(2,263,132)	—	(2,263,132)
Accounts receivable	(77,713)	—	(77,713)
Prepaid expenses and deposits	(111,986)	—	(111,986)
Accounts payable	236,898	916	237,814
Accrued expenses	185,988	—	185,988
Advances, related party	33,929	16,071	50,000
Other current liabilities	14,559	—	14,559

Net cash used in operating activities	(8,361,317)	—	(8,361,317)

Cash Flows from investing activities:
Purchase of property and equipment	(34,690)	—	(34,690)

Net cash used in investing activities	(34,690)	—	(34,690)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,821,633	—	12,823,758
Proceeds from exercise of options	5,000	—	5,000
Proceeds applied to receivable from issuance of common stock	2,125	—	—

Net cash provided by financing activities	12,828,758	—	12,828,758

Increase in cash and cash equivalents and ending cash	$4,432,751	$—	$4,432,751

Supplemental disclosure of non-cash investing and financing
activities:
Conversion of related party advances to common stock	$50,000	$—	$50,000
Payment of accounts payable with common stock	18,750	—	18,750

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1.	Organization and basis of presentation:

Disaboom, Inc. (the “Company”) was incorporated in the State of Colorado on September 5, 2006 with the primary purpose of developing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. It serves as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, and employers. The Company incorporated in September 2006, and through the period ended December 31, 2007, the Company’s primary activities continued to be organizational in nature. The Company’s activities have consisted primarily of the planning, development and integration of our main website, the planning and initial implementation of our marketing and business development initiatives, the start up of its sales operations, and the initial development of its management team and staff. The Company released a beta version of the website on August 15, 2007, released a limited availability version on September 1, 2007, and released the general availability version of the website on October 1, 2007. The Company’s headquarters are located in the metropolitan area of Denver, Colorado.

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

Revenue recognition:

During the year ended December 31, 2007, the Company began receiving limited amounts of revenue from its website through the sale of advertising and sponsorship products. Advertising and sponsorship revenue comprised 99% of the Company’s total revenue received. Advertising and sponsorship revenue is recognized ratably over the period in which it is delivered and earned. At December 31, 2007, other current liabilities include approximately $6,000 of deferred revenue that represents amounts received under advertising contracts for which the advertisements have not yet been presented.

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents.

Short-term investments:

Short-term investments consist of a certificate of deposit with an original maturity of six months and mutual funds. The Company accounts for short-term marketable securities in accordance with the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Marketable securities are classified as trading securities, as the Company expects to use these funds for operating purposes within the next year. Trading securities are reported at fair value and unrealized gains and losses are included in earnings.

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

Accounts receivable:

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was zero at December 31, 2007 and 2006. The Company generally does not require collateral from its customers. At December 31, 2007, three customers accounted for 25%, 24% and 14% of accounts receivable, and two customers accounted for 28% and 24% of total revenues.

Website development costs:

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Web Site Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of web sites. Under EITF 00-2, costs related to certain web site development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life. In January 2007, the Company entered into an agreement to begin its website development. For the year ended December 31, 2007 and the period from September 5, 2006 (inception) to December 31, 2006, website development costs of approximately $475,000 and $10,000, respectively, were expensed.

Property and equipment:

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings. The useful lives are generally as follows:

Furniture and fixtures	3 - 5 years
Computer software, hardware and office equipment	3 - 5 years

Stock-based compensation:

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

During the year ended December 31, 2007, the Company granted 6,478,500 stock options to employees and consultants at a weighted average exercise price of $.87 per share. The options are subject to various vesting schedules and are exercisable through 2014. The fair value of stock options at the dates of grant was $2,928,769. The Company used the following assumptions to determine the fair value of stock option grants during the twelve months ended December 31, 2007:

Expected term	2.5 - 6 years
Volatility	47% - 91%
Risk-free interest rate	3.50 - 5.07%
Dividend yield	0%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding and was calculated using the simplified method per the guidance of SAB 107 “Share Based Payment” (“SAB 107”) for “plain vanilla” options. The expected volatility is based on the historical price volatility of the common stock of similar companies in the development stage. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the anticipated cash dividend over the expected term of the stock options.

Summary of stock option activity for the year ended December 31, 2007 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—
Granted	6,478,500	$0.87
Exercised	(10,000)	$0.50
Forfeited	(310,000)	$1.33

Outstanding at December 31, 2007	6,158,500	$0.85	4.89	$3,784,325

Vested at December 31, 2007	1,442,500	$0.55	1.52	$1,307,625

During the year ended December 31, 2007, compensation expense of $1,060,122 was recorded relative to the 2006 Plan. Total intrinsic value of the options exercised during the year ended December 31, 2007 was $8,700.

A summary of the status of the Company’s non-vested shares as of and for the year ended December 31, 2007, is presented below.

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	—
Granted	6,478,500	$0.52
Vested	(1,442,500)	$0.29
Forfeited	(310,000)	$0.88

Nonvested at December 31, 2007	4,726,000	$0.57

As of December 31, 2007, the Company had $1,868,647 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

Loss per share:

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”, which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Stock options and warrants are not considered in the calculation, as the impact of potential common shares (18,377,521 at December 31, 2007) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS 109). Under the provisions of SFAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

FIN 48 became effective for the Company on January 1, 2007. The cumulative effect of adopting FIN 48 on January 1, 2007 has been recorded net in deferred tax assets, which resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from 2006 through the current period. The Company’s policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of FIN 48 had no impact on the Company’s effective tax rate.

Fair value of financial instruments:

The carrying amounts of financial instruments such as cash, marketable securities, accounts receivable and accounts payable, approximate their fair value due to the short term nature of the instruments.

Advertising expense:

The Company expenses advertising expenses as incurred. Advertising expenses for the year ended December 31, 2007 were approximately $902,000. Advertising expenses for the period from September 5, 2006 (inception) through December 31, 2006 were not significant. Advertising expenses are included in sales and marketing expenses in the statement of operations.

Recent pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the FSP). The FSP amends SFAS No. 157 to delay the effective date of Statement 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of SFAS No. 157 on our financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for us beginning January 1, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 159 on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on our financial position, results of operations or cash flows.

3.	Shareholders’ equity:

In November 2006, the Company issued 21,250,000 shares of its common shares at par value (or $0.0001 per share) in exchange for a receivable. Proceeds of $2,125 were received in February 2007.

In March 2007, the Company completed a private placement of 5,796,000 shares of common stock for gross proceeds of $2,898,000. The shares were issue at a price of $0.50 per share. As part of the offering, $50,000 of advances due to the Chairman were converted to 100,000 shares of common stock. In April 2007, the Company issued 500,000 shares to an employee at $.50 per share, for total gross proceeds of $250,000. There were no offering costs in relation to this private placement.

In September 2007, the Company closed a private placement of 7,128,000 shares of common stock and 5,346,000 warrants to purchase 5,346,000 common shares for gross proceeds of $5,346,000. The shares were issued at a price of $0.75 per share. For each $0.75 invested, the purchaser received one common share plus warrants to acquire three-fourths of share. Offering costs in relation to this private placement totaled approximately $539,000.

In October 2007, the Company had a closing of $349,500 under a private placement of unregistered securities. For each $0.75 invested, each purchaser received one common share plus warrants to acquire three-fourths of a share. A total of 449,333 common shares and 337,000 warrants to purchase the same number of common shares were issued in this closing. Offering costs in relation to this private placement totaled approximately $28,700.

In connection with the September 2007 and October 2007 private placements, the Company also granted 554,800 warrants, exercisable at a price of $2.25 per share, to placement agents as partial commissions for the offering. The warrants expire three years from their date of issuance.

In December 2007, the Company closed a $5,000,000 private placement under the same terms as those of the private placement closed in September and October 2007. In December 2007 the company issued a total of 6,666,665 common shares and 5,000,000 warrants to purchase the same number of common shares were issued at closing. The shares of common stock are not registered under the Securities Act of 1933, as amended. Offering costs in relation to this private placement totaled $405,000. The Company also granted an aggregate of 455,396 warrants to placement agents as partial commissions for the offering containing the same terms and conditions as those offered to investors.

Warrants related to the September 2007, October 2007 and December 2007 private placements consisted of two series, Redeemable and Non-Redeemable. For every four shares of Common Stock purchased, each purchaser received Redeemable warrants to purchase two shares of Common Stock and Non-Redeemable warrants to purchase one share of Common Stock, exercisable at a price of $1.00 per share. Upon notification from the Company the Redeemable warrants may be called or redeemed by the Company at a price of $1.00 per warrant share if the following conditions are met: (1) the shares underlying the warrants have been registered for at least 30 consecutive days, (2) the price of the Company’s stock has been at $1.25 for 20 consecutive trading days, and (3) the average trading volume of the Company’s stock has been at least 25,000 shares for 20 consecutive trading days. Non-redeemable warrants cannot be redeemed by the Company but will expire three years after issuance.

Total gross proceeds received by the Company since its inception from the issuance of common stock are $13,845,625.

Common stock outstanding also includes: 18,000 shares issued under a committed agreement (Note 4), 24,194 restricted common shares issued under an October 2007 Business Development Agreement with a third party, 9,440 unrestricted common shares issued in exchange for a $13,750 payable, 3,448 unrestricted common shares issued in exchange for a $5,000 payable, and 1,000 restricted common shares were issued to a third party in exchange for services.

4.	Significant agreements and subsequent events:

Effective May 1, 2007, the Company entered into a consulting agreement with the Memphis Consulting Group (“MCG”), whereby MCG provides investor relations services to the Company. Effective July 6, 2007, the Company entered into a new consulting agreement with MCG, whereby MCG provides investor relations services to the Company. The consulting agreement that the Company previously entered into with MCG was scheduled to expire on August 1, 2007. The July 6, 2007 agreement is for a twelve month term and may be extended by the parties. Pursuant to the agreement the Company is to pay MCG $12,000 per month. Additionally, the Company issued MCG a warrant to purchase 400,000 shares of our common stock at $1.45 per share for a term of five years. The shares underlying the warrant vest in 100,000 share installments on September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, contingent upon MCG continuing to provide us with consulting services under the agreement. The warrant issued pursuant to the July 6 agreement was in addition to the warrant to purchase 50,000 shares of our common stock issued to MCG under the terms of our previous agreement. The warrant was valued at $411,200 on the date of the grant, of which $205,600 was expensed as of December 31, 2007. Effective November 1, 2007, upon the mutual consent of the Company and MCG, the Company is to pay MCG $6,000 per month for the remainder of the term of the July 6, 2007 agreement.

On July 5, 2007 the Company entered into a services agreement with Cowboy International, Inc (“Cowboy”), which was subsequently amended on August 3, 2007 and September 28, 2007. The August 3, 2007 amended agreement replaced the initial agreement with Cowboy and modified the compensation the Company was to pay Cowboy for the services being provided. In exchange for the services under the first amended agreement, the Company agreed to pay Cowboy $133,071 per month on a monthly retainer basis through June 30, 2008. On September 28, 2007, the Company entered into a second amended agreement through the period ending June 30, 2008. Cowboy was helping the Company create a comprehensive and integrated marketing, advertising, and branding campaign for its website. The second amended agreement replaced the initial amended agreement with Cowboy and the compensation the Company was to pay Cowboy for the services it was being provided. According to the second amended agreement, in exchange for Cowboy’s marketing, advertising and branding services, the Company agreed to pay Cowboy a base payment of $86,938 per month on a monthly retainer basis, however in certain months the Company paid Cowboy addition amounts for certain services it requested to be provided. On January 31, 2008, the Company terminated its agreement with Cowboy.

On October 9, 2007, we acquired the rights to the Internet domain and web site of Lovebyrd.com in exchange for $25,000 cash and 55,000 shares of common stock valued at $74,250. Lovebyrd.com is an online dating and social networking service for individuals living with conditions that make it difficult to meet and connect with other people.

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

In December 2007, the Company granted warrants to purchase 76,325 shares of our common stock to consultants. The warrants were valued at $84,531 on the date of grant, are exercisable at $1.00 per share and expire in December 2010.

During 2007, the Company entered into various employment agreements with management. In connection with these agreements, the Company granted 2,600,000 options to these executives at various exercise prices and under vesting schedules. Some of these agreements provide that if the agreement is terminated without cause, these individuals will be entitled to a severance payment equal to their annual salary.

In January 2008, the Company granted performance warrants to purchase 225,000 shares of common stock to consultants. The warrants have an exercise price of $1.30 and expire on January 3, 2013

On January 17, 2008, a former employee of the Company was issued 10,000 shares of the Company’s Common Stock in connection with the exercise and purchase of that employee’s vested stock options. On February 18, 2008, the Company issued 15,000 unrestricted common shares to a third party in exchange for services.

Between January 2, 2008 and March 3, 2008 we granted employees and a new member of our Board of Directors an aggregate of 819,000 options to purchase our common stock all subject to vesting schedules. The options were granted in consideration for services.

On February 29, 2008 the Company filed a complaint against Cowboy International, Inc. (“Cowboy”) in the Colorado District Court, for the District of Arapahoe County. The complaint alleges that Cowboy: 1) breached the services agreement entered into between the Company and Cowboy; 2) breached its obligations to hold certain Company information confidential; and 3) failed to comply with its contractual obligations regarding Company intellectual property. The complaint seeks both monetary relief and a declaratory judgment.

On February 29, 2008 Kevin Hall was appointed to our Board of Directors. Further, on March 1, 2008 Mr. Hall began providing the Company consulting services related to the continuing development of our website and technical operations. In consideration we have agreed to pay Mr. Hall $10,000 per month for an initial 60 day period ending April 30, 2008, and thereafter have agreed to pay Mr. Hall $3,750 per calendar quarter until either we or Mr. Hall terminate the consulting arrangement. We expect to enter into a written consulting agreement with Mr. Hall containing the described terms.

On March 10, 2008 we issued 10,000 shares to an investor upon the exercise of warrants granted in October 2007. We received $10,000 upon the exercise of the warrants. The proceeds will be used for working capital and general corporate purposes. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration was paid in connection with this issuance.

On March 12, 2008, Disaboom Inc. (the “Company”) closed on $1,552,000 in gross proceeds under a private placement. In the closing the Company issued a total of 1,552,000 shares of common stock at a price of $1.00 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and the offering was made to accredited investors only. No commissions or other remuneration were paid in connection with this issuance.

On March 13, 2008, J. Glen House, a co-founder, director and officer of the Company voluntarily surrendered 3,750,000 shares of common stock back to the Company for no consideration, reducing his total share ownership to 7,500,000 shares. Dr. House surrendered the shares to make additional capital stock available for other corporate purposes.

5.	Income taxes:

No income tax benefit from continuing operations was recorded for any of the periods presented as management was unable to conclude that it was more likely than not that the income tax benefit would be realized.

The reconciliation between income taxes computed at the statutory federal tax rate of 34% and the effective tax rate for the year ended December 31, 2007, and the period from September 5, 2006 (inception) through December 31, 2006 is as follows:

	2007		2006
Federal tax benefit at statutory rate	34.00%		34.00%
State taxes, net of federal benefit	2.55%		3.06%
Permanent items	(5.66%	)	0.00%
Change in valuation allowance and other	(30.89%	)	(37.06%	)

Effective income tax rate	0.00%		0.00%

The tax effects of temporary differences that would give rise to substantially all deferred tax assets subject to the valuation allowance at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$1,454,885	$2,500
Intangible assets	767,166	—
Stock-based compensation	149,953	—
Property and equipment	60,721	—
Other	29,145	—

Gross deferred tax assets	2,461,870	2,500

Less: Valuation allowance	(2,461,870)	(2,500)

Net deferred tax assets	$—	$—

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. Such an analysis has not been performed by the Company to determined the impact of these provisions on the Company’s net operating losses, though managment believes the impact would be minimal, if any. A limitation under these provisions would reduce the amount of losses available to offset future taxable income of the Company.

At December 31, 2007, approximately $3.9 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2027.

6.	Commitments and contingencies:

Since June 2007 the Company leases its administrative offices under a noncancelable operating lease that expires on July 31, 2009. Rent expense for the year ended December 31, 2007 totaled approximately $62,000. The Company had no rent expense in 2006. Future minimum payments under this operating lease are approximately as follows:

Year ending December 31,
2008	$92,000
2009	54,000

$146,000

7.	Advances, related party:

There are no related party advances outstanding as of December 31, 2007. At December 31, 2006, the Company had related party advances made by the Chairman and Chief Executive Officer (the “Chairman”) or an entity controlled by him, to provide working capital to the Company or expenses paid by the Chairman on behalf of the Company. Total advances amounted to $63,000, of which $50,000 was converted to equity in connection with a private placement (Note 4), and the remaining $13,000 was subsequently repaid.

8.	Property and equipment:

At December 31, 2007, property and equipment consisted of the following. The Company had no property and equipment at December 31, 2006.

Computer software, hardware, and office equipment	$21,825
Furniture and fixtures	12,865

34,690
Less accumulated depreciation and amortization	(4,557)

$30,133