Form 10-Q
period 2008-03-13
Disaboom, Inc.
filed 2008-05-15
CIK 1393901

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

Commission file number:    000-52558

DISABOOM, INC.
(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	20-5973352 (IRS Employer Identification No.)

7730 E. Belleview Avenue, Suite A306
Greenwood Village, CO 80111
(Address of principal executive offices)

Issuer's telephone number, including area code: (720) 407-6530

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [_] Smaller reporting Company |X|

There were 43,304,544 shares of the issuer’s common stock, par value $0.0001, outstanding as of May 14, 2008.

DISABOOM INC.
(A DEVELOPMENT STAGE COMPANY)

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2008

PAGE
PART 1—Financial Information

Item 1. Financial Statements (unaudited):

Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	2

Statements of Operations for the three-month periods ended March 31, 2008 and March 31, 2007, and for the period from September 5, 2006 (inception)
through March 31, 2008 (unaudited)	3

Statements of Cash Flows for the three-month periods ended March 31, 2008 and March 31, 2007, and for the period from September 5, 2006 (inception)
through March 31, 2008 (unaudited)	4

Item 2. Management's Discussion and Analysis	13

Item 4T. Controls and Procedures	17

PART II - Other Information

Item 1. Legal Proceedings	II-1

Item 1A. Risk Factors	II-1

Item 2. Unregistered Sales of Securities and Use of Proceeds	II-1

Item 6. Exhibits	II-3

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,773,252	$4,432,751
Short-term investments	1,355,795	2,212,442
Accounts receivable	145,658	77,713
Prepaid expenses	87,753	104,319

Total current assets	7,362,458	6,827,225
Property and equipment, net	37,921	30,133
Deposits	7,667	7,667

Total assets	$7,408,046	$6,865,025

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$169,218	$219,064
Accrued expenses	137,541	185,988
Other current liabilities	102,476	14,559

Total liabilities (all current)	409,235	419,611

Commitments and contingencies

Shareholders' equity (Note 3):
Preferred stock, $0.0001 par value; authorized
10,000,000 shares; none issued and outstanding
Common stock, $0.0001 par value; authorized 65,000,000
shares; 42,351,581 and 41,926,080 issued and outstanding, respectively	4,235	4,193
Additional paid-in capital	18,608,995	14,407,558
Deficit accumulated during the development stage	(11,614,419)	(7,966,337)

Total shareholders' equity	6,998,811	6,445,414

Total liabilities and shareholders' equity	$7,408,046	$6,865,025

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	September 5, 2006 (inception) through March 31, 2008
Revenue	$49,860	$—	$133,542
Expenses:
Sales and marketing	(2,129,712)	(153,375)	(4,981,531)
General, administrative and other	(1,487,221)	(184,342)	(6,721,700)

Loss from operations	(3,567,073)	(337,717)	(11,569,689)
Other income (expense):
Interest income	52,355	9,650	139,324
Loss on short-term investments	(133,364)	—	(184,054)

Net loss	$(3,648,082)	$(328,067)	$(11,614,419)

Net loss per share, basic and diluted (Note 2)	$(0.09)	$(0.01)

Weighted average number of common shares
outstanding, basic and diluted (Note 2)	41,510,673	22,666,800

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	September 15, 2006 (inception) through March 31, 2008
Cash flows from operating activities:
Net loss	$(3,648,082)	$(328,067)	$(11,614,419)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock-based compensation expense	25,979	19,799	1,376,232
Common stock issued for services	—	—	89,740
Unrealized loss on short-term investments	133,364	—	184,054
Common stock issued for website	—	—	74,250
Depreciation expense	3,724	—	8,281
Changes in operating assets and liabilities:
Short-term investments	723,283	—	(1,539,849)
Accounts receivable	(67,945)	—	(145,658)
Prepaid expenses and deposits	16,566	—	(95,420)
Accounts payable	(49,847)	86,142	187,967
Accrued expenses	(48,447)	—	137,541
Advances, related party	—	33,929	50,000
Other current liabilities	87,917	—	102,476

Net cash used in operating activities	(2,823,488)	(188,197)	(11,184,805)

Cash Flows from investing activities:
Purchase of property and equipment	(11,512)	—	(46,202)

Net cash used in investing activities	(11,512)	—	(46,202)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,552,000	2,848,000	14,375,758
Proceeds from common stock to be issued	—	250,000	—
Proceeds from redemption of warrants	2,623,501	—	2,623,501
Proceeds from exercise of options	—	—	5,000
Proceeds applied to receivable from issuance of common stock	—	2,125	—

Net cash provided by financing activities	4,175,501	3,100,125	17,004,259

Increase in cash and cash equivalents	1,340,501	2,911,928	5,773,252
Cash and cash equivalents at beginning of period	4,432,751	—	—

Cash and cash equivalents at end of period	$5,773,252	$2,911,928	$5,773,252

Supplemental disclosure of non-cash investing and financing
activities:
Conversion of related party advances to common stock	$—	$50,000	$50,000
Payment of accounts payable with common stock	—	—	18,750

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Three months ended March 31, 2008

(Unaudited)

1.	Organization and basis of presentation:

Disaboom, Inc. (the “Company”) was incorporated in the State of Colorado on September 5, 2006 with the primary purpose of developing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. It serves as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, and employers. The activities of the Company in 2007 were primarily organizational in nature, including planning and developing version 1.0 of our main website (www.disaboom.com), researching and beginning to implement our marketing and business development initiatives, planning and beginning to establish our sales operations, and continuing to build our management team and staff. During the quarter ended December 31, 2007 and through the quarter ended March 31, 2008, our focus began to switch from organizational matters and the initial launch of our main website, to operational matters related to expanding the resources and services of our main website, launching additional resources and services through related microsites, integrating our main website with our related microsites into a cohesive network, driving Internet traffic and registered users into our community, and beginning to generate advertising and sponsorship revenues.

The balance sheet as of March 31, 2008, and the statements of operations and cash flows for the three months ended March 31, 2008 and 2007 and the period from September 5, 2006 (inception) through March 31, 2008, respectively, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been appropriately made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

The December 31, 2007 balance sheet was derived from the Company’s December 31, 2007 audited financial statements.

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

Revenue recognition:

During the quarter ended March 31, 2008, the Company received limited amounts of revenue through the sale of advertising and sponsorship products from its version 2.0 main website Disaboom.com, and related microsites DisaboomJobs.com and Lovebyrd.com. Advertising and sponsorship revenue comprised 95% of the Company’s total revenue received. Advertising and sponsorship revenue is recognized ratably over the period in which it is delivered and earned. The Company has agreements ranging in term from one month test agreements to twelve month advertising and sponsorship agreements. At March 31, 2008, other current liabilities include approximately $95,260 of deferred revenue that represents amounts billed or received under advertising and sponsorship contracts for which the advertisements and/or sponsorship landing pages have not yet been presented or launched.

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents.

Short-term investments:

Short-term investments consist of a certificate of deposit with an original maturity of six months and mutual funds. The Company accounts for short-term marketable securities in accordance with the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

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

Accounts receivable:

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was zero at December 31, 2007 and 2006. The Company generally does not require collateral from its customers. At March 31, 2008, three customers accounted for 19%, 13% and 13% of accounts receivable.

Website development costs:

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Web Site Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of web sites. Under EITF 00-2, costs related to certain web site development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life. In January 2007, the Company entered into an agreement to begin its website development. For the three months ended March 31, 2008 and 2007, and the period from September 5, 2006 (inception) to March 31, 2008, website development costs of approximately $11,000, $136,250 and $496,000, respectively, were expensed.

Stock-based compensation:

The Company accounts for stock options and similar equity instruments in accordance with SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

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

During the quarter ended March 31, 2008, the Company granted 912,500 stock options to employees at a weighted average exercise price of $1.38 per share. The options are subject to various vesting schedules and are exercisable through 2014. The fair value of stock options at the dates of grant was $689,293. The Company used the following assumptions to determine the fair value of stock option grants during the three months ended March 31, 2008 and 2007:

	2008	2007
Expected life	3.25 - 4	5
Volatility	75 - 85%	55%
Risk-free interest rate	1.87 - 3.28%	4.6%
Dividend yield	0%	0%

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

          Summary of stock option activity for the quarter ended March 31, 2008 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	6,158,500	$0.85
Granted	912,500	$1.38
Exercised	—	$—
Forfeited	(1,036,250)	$1.23

Outstanding at March 31, 2008	6,034,750	$0.86	4.58	$2,766,160

Exercisable at March 31, 2008	2,017,500	$0.61	4.08	$1,515,050

During the quarter ended March 31, 2008, compensation expense of $(76,821) was reversed relative to the 2006 Plan to account for the forfeiture of unvested options. Total intrinsic value of the options exercised during the quarter ended March 31, 2008 was $0.

A summary of the status of the Company’s non-vested shares as of and for the quarter ended March 31, 2008, is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	4,726,000	$0.57
Granted	912,500	0.76
Vested	(575,000)	0.32
Forfeited	(1,036,250)	0.77

Nonvested at March 31, 2008	4,027,250	$0.61

As of March 31, 2008, the Company had $1,156,702 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3 years.

Loss per share:

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”, which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Stock options and warrants are not considered in the calculation, as the impact of potential common shares (14,457,271 at March 31, 2008 and 862,500 at March 31, 2007) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Recent pronouncements:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore, SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for the Company on January 1, 2009. As it relates to the Company’s financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company is in the process of evaluating the impact that SFAS 157 will have on its nonfinancial assets and liabilities.

3.	Shareholders’ equity:

On March 12, 2008, Company closed on $1,552,000 in gross proceeds under a private placement. In the closing, the Company issued a total of 1,552,000 shares of common stock at a price of $1.00 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and the offering was made to accredited investors only. The Company is obligated to pay $10,000 and issue warrants to purchase 10,000 shares of Company common stock as commissions for this offering. The warrants have an exercise price of $1.00 per share and expire on March 12, 2011.

On January 17, 2008, a former employee of the Company was issued 10,000 shares of the Company’s common stock in connection with the exercise and purchase of that employee’s vested stock options. Cash of $5,000 was received in December 2007. On February 18, 2008, the Company issued 15,000 unrestricted common shares to a third party in exchange for services. These services were received in 2007 and were expensed at that time.

On March 1, 2008 the Company exercised its call option on certain warrants issued in September and October 2007 requiring the warrant holders to either exercise the warrants or be redeemed at $0.01 per share during the month of March. In March and April 2008 we issued an aggregate of 2,623,501 shares to investors upon the exercise of warrants granted in September and October 2007. We received $2,623,501 upon the exercise of the warrants. The proceeds will be used for working capital and general corporate purposes. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration was paid in connection with this issuance. During this same period, 1,173,499 warrants that were called were not exercised. In accordance with the provisions of the warrant agreement, the Company paid out $.01 per share or $11,735 to these warrant holders and 1,173,499 shares previously reserved for issuance under these redeemed warrants are now available for other corporate purposes.

On March 13, 2008, J. Glen House, a co-founder, director and officer of the Company voluntarily surrendered 3,750,000 shares of common stock back to the Company for no consideration, reducing his total share ownership to 7,500,000 shares. Dr. House surrendered the shares to make additional capital stock available for other corporate purposes.

4.	Significant agreements and subsequent events:

Effective May 1, 2007, the Company entered into a consulting agreement with the Memphis Consulting Group (“MCG”), whereby MCG provides investor relations services to the Company. Effective July 6, 2007, the Company entered into a new consulting agreement with MCG, whereby MCG provides investor relations services to the Company. The consulting agreement that the Company previously entered into with MCG was scheduled to expire on August 1, 2007. The July 6, 2007 agreement is for a twelve month term and may be extended by the parties. Pursuant to the agreement the Company is to pay MCG $12,000 per month. Additionally, the Company issued MCG a warrant to purchase 400,000 shares of our common stock at $1.45 per share for a term of five years. The shares underlying the warrant vest in 100,000 share installments on September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, contingent upon MCG continuing to provide us with consulting services under the agreement. The warrant issued pursuant to the July 6 agreement was in addition to the warrant to purchase 50,000 shares of our common stock issued to MCG under the terms of our previous agreement. The warrant was valued at $411,200 on the date of the grant, of which $205,600 was expensed as of December 31, 2007, and $102,800 was expensed as of March 31, 2008. Effective November 1, 2007, upon the mutual consent of the Company and MCG, the Company is to pay MCG $6,000 per month for the remainder of the term of the July 6, 2007 agreement.

On July 5, 2007 the Company entered into a services agreement with Cowboy International, Inc (“Cowboy”). Cowboy was retained to help the Company create a comprehensive and integrated marketing, advertising, and branding campaign for our main website. During 2007, the Company paid a total of approximately $904,000 to Cowboy for services rendered. On January 31, 2008, the Company terminated its agreement with Cowboy.

On February 29, 2008 the Company filed a complaint against Cowboy International, Inc. in the Colorado District Court, for the District of Arapahoe County. The complaint alleges that Cowboy: 1) breached the services agreement entered into between the Company and Cowboy; 2) breached its obligations to hold certain Company information confidential; and 3) failed to comply with its contractual obligations regarding Company intellectual property. The compliant contains five claims against Cowboy, four of which seek monetary damages to be determined at trial. On April 2, 2008 Cowboy filed counterclaims seeking amounts allegedly due under the services agreement and seeking monetary damages. In its counterclaim Cowboy has alleged specific damages of at least $142,000 for the Company’s alleged breach of the services agreement and has also alleged specific damages of up to $710,000 for Cowboy’s expectancy under the agreement. We believe Cowboy’s position with respect to its counterclaims is unfounded and without merit. The Company intends to vigorously prosecute its claims and defend against Cowboy’s counterclaims.

During the quarter ended March 31, 2008, the Company granted performance warrants to purchase 225,000 shares of common stock to consultants, of which 100,000 of the warrants were forfeited. The warrants have an exercise price of $1.30 per share and expire on January 3, 2013.

On February 29, 2008, Kevin Hall was appointed to our Board of Directors. Upon his appointment, Mr. Hall was granted an option to purchase 50,000 shares of the Company’s common stock exercisable at $1.42 per share. The option is subject to vesting with 25,000 vesting on December 31, 2008 and the remaining 25,000 vesting on December 31, 2009. Further, on March 1, 2008, Mr. Hall began providing the Company consulting services related to the continuing development of our website and technical operations. In consideration, we have verbally agreed to pay Mr. Hall $10,000 per month until approximately June 30, 2008, and thereafter have agreed to pay Mr. Hall $3,750 per calendar quarter until either we or Mr. Hall terminate our agreement.

Effective April 1, 2008, the Company entered into a consulting agreement with the Thunderbolt Group LLC. (“Thunderbolt”), whereby Thunderbolt provides media and agency related services to the Company. The Company issued Thunderbolt a warrant to purchase 100,000 shares of our common stock at $1.26 per share for a term of five years. The shares underlying the warrant vest in 11,111 share installments each month during the vesting term, contingent upon Thunderbolt continuing to provide us with consulting services under the agreement.

In April and May 2008, the Company granted employees an aggregate of 1,155,000 options to purchase our common stock at exercise prices that range from $1.15 to $1.25 per share. The options are subject to vesting schedules or vest upon the achievement of defined performance goals. The options were granted in consideration for services.

On April 4, 2008, the Company closed on $800,000 in gross proceeds under a private placement. In the closing the Company issued a total of 800,000 shares of common stock at a price of $1.00 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and the offering was made to accredited investors only.

Effective April 8, 2008, the Company entered into a business consulting agreement. In consideration for entering into the agreement the Company issued the consultant a warrant to purchase 1,000,000 shares of our common stock at $1.15 per share for a term of one year.

In April 2008, the Company issued 36,296 unrestricted common shares to third parties in exchange for services.

5.	Income taxes:

No income tax benefit was recorded for any of the periods presented, as management was unable to conclude that it was more likely than not that the income tax benefit would be realized.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. Such an analysis has not been performed by the Company to determine the impact of these provisions on the Company’s net operating losses, though management believes the impact would be minimal, if any. A limitation under these provisions would reduce the amount of losses available to offset future taxable income of the Company.

6.	Commitments and contingencies:

Since June 2007, the Company leases its administrative offices under a non-cancellable operating lease that expires on July 31, 2009. Rent expense for the quarter ended March 31, 2008 and the period from September 5, 2006 (inception) through March 31, 2008 totaled approximately $22,000 and $84,000, respectively.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

        This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,”“projects,” “intends,” “plans,” “believes,”“seeks,” “estimates,” “continues,” “may,”variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, including under “Risk Factors.” Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

        The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Plan of Operation

        We were incorporated under the laws of the State of Colorado on September 5, 2006 with the primary purpose of developing, operating and marketing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. It also serves as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, and employers. Our headquarters are located in the metropolitan area of Denver, Colorado.

        The Company released a limited availability beta version of its main website on September 1, 2007, released the general availability version of the main website on October 1, 2007, and released an updated and enhanced version 2.0 of its main website on January 24, 2008. On October 9, 2007, the Company acquired an online dating and social networking website with the domain name Lovebyrd.com, and began re-branding Lovebyrd.com in February 2008 as a related website of Disaboom.com. On February 1, 2008 the Company launched a website with the domain name DisaboomJobs.com, which is dedicated to providing employment-related resources and services to the disability community and their employers. The Company’s main website and related microsites for dating and employment-related resources and services are collectively referred to herein as the Disaboom Network.

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

        We promote the trademarked name of our website, Disaboom.com, and related microsites DisaboomJobs.com and Lovebyrd.com, by primarily implementing a combination of national and regional advertising campaigns, both online and offline, as well as organic and direct response marketing intended to encourage people to visit our site. We believe that with the present absence of a comprehensive, community-oriented website specifically for people living with or directly affected by disabilities or functional limitations, this traditionally underserved target audience will visit and participate in our community, and contribute to its growth and success.

        The activities of the Company in 2007 were primarily organizational in nature, including planning and developing version 1.0 of our main website (www.disaboom.com), researching and beginning to implement our marketing and business development initiatives, planning and beginning to establish our sales operations, and continuing to build our management team and staff. During the quarter ended December 31, 2007 and through the quarter ended March 31, 2008, our focus began to switch from organizational matters and the initial launch of our main website, to operational matters related to expanding the resources and services of our main website, launching additional resources and services through related microsites, integrating our main website and related microsites into the Disaboom Network, driving Internet traffic and registered users into our community, and beginning to generate advertising and sponsorship revenues.

        During the quarter ended December 31, 2007 and through the quarter ended March 31, 2008, we have received over 2,475,000 visits, delivered over 9,250,000 page views and served over 23,000,000 ads. We currently have over 50,000 registered and engaged users. The Company has also now signed over $975,000 in contract value to be earned as revenue over the individual contract terms.

        Our focus during the quarter ended March 31, 2008 has, and throughout the remainder of 2008, will continue to be:

        (i)        the ongoing development and evolution of resources and services related to the Disaboom Network, our community, and our customers;

        (ii)        to negotiate and to enter into advertising, sponsorship and other agreements, thereby generating revenue and cash flow, and

        (iii)        to increase brand awareness and drive internet traffic and registered users to and within our online community through various online and organic media campaigns, business development and partnership initiatives, sponsorships, and other activities.

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

Results of Operations:

        Our financial statements for the three months ended March 31, 2008 and for the period from September 5, 2006 (inception) through March 31, 2008 reflect minimal business activities. During 2007 the activities of the Company were primarily organizational in nature. During the quarter ended December 31, 2007 and through the quarter ended March 31, 2008, our focus began to switch from organizational matters and the initial launch of our main website, to operational matters related to our main website and related microsites, driving Internet traffic and registered users, and beginning to generate advertising and sponsorship revenues. As such we are unable to provide a meaningful comparison of our financial condition and results of operations from the recently completed quarter to the comparable quarter last year.

        For the quarter ended March 31, 2008, the Company experienced a net loss of $3,648,082 or ($0.09) per share, compared to a net loss of $328,067, or ($0.01) per share during the comparable period in the previous year. The $3,320,015 increase in net loss is primarily due to payroll related, as well as media and market related, expenditures. During the quarter ended March 31, 2007 we had one full time and one part time employee. At March 31, 2008, we had 33 full time and 5 part time employees. During the quarter ended March 31, 2007, we did not incur any expenses related to the promotion of our website as it was still in the planning and early development stage. During the quarter ended March 31, 2008, we launched and began promoting the version 2.0 of our main website Disaboom.com, launched and began promoting the microsite DisaboomJobs.com, and began re-branding Lovebyrd.com. Since our inception in September 2006 our cumulative net losses are $11,614,419.

        During the quarter ended December 31, 2007 and through the quarter ended March 31, 2008, the Company began receiving limited amounts of revenue through the sale of advertising and sponsorship products from its main website Disaboom.com, and related microsites DisaboomJobs.com and Lovebyrd.com. The Company released an updated and enhanced version 2.0 of its main website on January 24, 2008, began re-branding Lovebyrd.com in February 2008, and released DisaboomJobs.com on February 1, 2008. However, the Company has now signed over $975,000 in contract value to be earned as revenue over the individual contract terms. Existing sales agreements range in term from one month test agreements to twelve month advertising and sponsorship agreements over which the contract value is earned and recognized as revenue.

        During the quarter ended March 31, 2007, the Company had no sales or earned revenue website as we were still in the planning and early development stage of our website. During the quarter ended March 31, 2008, the Company signed over $675,000 in contract value, and earned $49,860 in revenue. Our larger customers today initially advertised with the Company on a short term test basis before expanding the nature, scope and term of their advertising and sponsorship agreements. Advertising and sponsorship revenue is recognized ratably over the period in which it is earned through the development of sponsor landing pages and channels, or the delivery of advertising impressions by recognized and independent third party vendors. At March 31, 2008, other current liabilities include approximately $95,260 of deferred revenue that generally represent advance billings or collections under contracts for which the advertisements and/or sponsorship contract deliverables have not yet been presented or launched.

        During the quarter ended March 31, 2008, our operating expenses totaled $3,616,933 as compared to $337,717 for the comparable quarter in 2007 when the Company had one full time and one part time employee. This increase is primarily attributable to: (i) payroll related expenses for our current management and staff, (ii) media and marketing related expenses for the initial promotion, online and offline market testing, and launches related to our main website and related microsites, (iii) licensed and purchased content, site development and operations, and (iv) various general and administrative expenses related to our expanding business operations.

Liquidity and Capital Resources

        As of March 31, 2008 we had current assets of $7,362,458 including $5,773,252 in cash and cash equivalents, and $1,355,795 in short-term investments. The Company’s increase in current assets is primarily attributable to the private placements and upon the exercise of warrants summarized below and more fully described in the financial statement footnotes 3 and 4 of this Form 10-Q.

        During our fiscal year ended December 31, 2007 and in the quarter ended March 31, 2008, we generated limited amounts of advertising revenues. Although we have generated $133,542 in revenue since our inception, we currently fund our operations primarily through funds raised in private placements of our equity securities completed in March, September, October and December 2007 and March and April 2008. Additionally, in March 2008 we received gross proceeds of $2,623,501 upon the exercise of certain warrants that the Company issued in September and October 2007.

        We expect the proceeds from these offerings, including proceeds collected from the exercise of the warrants, to be sufficient to cover our costs and expenses for at least the next twelve months and through the date at which we project our operations will be cash flow positive. However, estimates for expenses may change in which case our capital would not be sufficient for this time period. Further, we may determine it is appropriate to raise additional capital for working capital and general corporate purposes. If we need, or elect, to obtain additional debt or equity financing, but there can be no assurance that additional financing will be available on reasonable terms, if at all.

Common Shares Issued and Outstanding

        As of May 14, 2008 there were 43,304,544 shares of our common stock issued and outstanding. This includes 116,667 shares that were issued in error but remain outstanding.

ITEM 4T.   Controls and Procedures.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

        On February 29, 2008 the Company filed a complaint against Cowboy International, Inc. (“Cowboy”) in the Colorado District Court, for the District of Arapahoe County.  The complaint alleges that Cowboy: 1)  breached the services agreement entered into between the Company and Cowboy; 2) breached its obligations to hold certain Company information confidential; and 3) failed to comply with its contractual obligations regarding Company intellectual property.  The compliant contains five claims against Cowboy, four of which seek monetary damages to be determined at trial. On April 2, 2008 Cowboy filed counterclaims seeking amounts allegedly due under the services agreement and seeking monetary damages. In its counterclaim Cowboy has alleged specific damages of at least $142,000 for the Company’s alleged breach of the services agreement and has also alleged specific damages of up to $710,000 for Cowboy’s expectancy under the agreement. We believe Cowboy’s position with respect to its counterclaims is unfounded and without merit. The Company intends to vigorously prosecute its claims and defend against Cowboy’s counterclaims.

ITEM 1A. Risk Factors

Except as described below there have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Compliance with Section 404 of the Sarbanes-Oxley Act

Section 404 of the Sarbanes-Oxley Act requires management to assess our internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission, or SEC, will require us to include our management assessment in our annual report commencing with the annual report we file with the SEC for our fiscal year ending December 31, 2008. If on June 30, 2008 we are deemed to be an “Accelerated Filer” as defined by U.S. securities laws we will also be required to include our auditor’s assessment in our annual report.

We will incur significant increased costs in implementing and responding to these requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex, and require significant documentation, testing and possible remediation. We may have to invest in additional accounting and software systems. We may be required to hire additional personnel and to use outside legal, accounting and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal control over financial reporting when we are required to, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline

ITEM 2.   Unregistered Sale of Equity Securities and Use of Proceeds

    A.        The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sale of equity securities that occurred during the quarter or subsequently and not previously reported in our annual report on Form 10-K for the year ended December 31, 2007 or in a current report on Form 8-K.

         1.        On February 29, 2008 we granted a director an option to purchase 50,000 shares of our common stock upon his appointment to the board of directors. The options are exercisable at $1.42 per share with 25,000 shares vesting on December 31, 2008 and the remaining 25,000 shares vesting on December 31, 2009. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this option grants. No commissions or other remuneration was paid in connection with this option grant.

         2.        On March 10, 2008 we granted an employee an option to purchase 100,000 shares of our common stock. The options are exercisable at $1.20 per share with the option vesting on a pro-rata basis over a three year period from the date of grant (March 10, 2009, March 10, 2010, and March 10, 2011). We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for these option grants. No commissions or other remuneration was paid in connection with this option grant.

         3.        On April 1, 2008 we granted an employee an option to purchase 5,000 shares of our common stock. The options are exercisable at $1.26 per share with the option vesting on a pro-rata basis over a three year period from the date of grant (April 1, 2009, April 1, 2010, and April 1, 2011). We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for these option grants. No commissions or other remuneration was paid in connection with this option grant.

         4.        On April 1, 2008 we issued a warrant to a consultant to purchase 100,000 shares of the Company’s common stock. The warrant is exercisable at $1.26 through April 1, 2013. The shares underlying the warrant vest monthly on a pro-rata basis through December 31, 2008 but only upon the achievement of certain defined performance objectives. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remuneration was paid in connection with this issuance.

         5.        On April 8, 2008 we granted employees an aggregate of 975,000 options to purchase our common stock exercisable at $1.15 per share. The options only vest upon the achievement of certain defined performance goals. The options were granted in consideration for services. Based on representations made to the Company we relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 and Rule 506 of Regulation D for these option grants. No commissions or other remuneration was paid in connection with these option grants.

         6.        On April 8, 2008 we issued a warrant to a consultant to purchase 1,000,000 shares of Company common stock at $1.15 per share. The warrant is exercisable until April 8, 2009. The warrant was issued in consideration for the consultant entering into an agreement with the Company. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remunerations were paid in connection with this issuance.

         7.        On April 29, 2008 we issued 32,328 shares of common stock to a consult in accordance with the terms of the business development agreement. The shares were issued in consideration for services provided by the consultant. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remunerations were paid in connection with this issuance.

         8.        On May 7, 2008 we granted employees options to purchase an aggregate of 125,000 shares of our common stock. The options are exercisable at $1.25 per share with the option vesting on a pro-rata basis over a three year period from the date of grant (May 7, 2009, May 7, 2010, and May 7, 2011). We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for these option grants. No commissions or other remuneration was paid in connection with this option grant.

         9.        On May 7, 2008 we granted employees an aggregate of 50,000 options to purchase our common stock exercisable at $1.25 per share. The options only vest upon the achievement of certain defined performance goals. The options were granted in consideration for services. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for these option grants. No commissions or other remuneration was paid in connection with these option grants.

     B.        Corrections to Previously Reported Information

        On both March 17, 2008 and April 4, 2008 we filed a current report on Form 8-K reporting the sale of unregistered equity securities. The March 17, 2008 Form 8-K reported a closing of $1,552,000 and the April 4, 2008 Form 8-K reported a closing of $800,000. These closings pertained to the same private placement. In both of these Form 8-K’s we reported that no commissions or other remuneration were paid. However, we are obligated to pay commissions of $10,000 and issue 10,000 warrants in connection with this private placement.

ITEM 6.   Exhibits.

3.1	Articles of Incorporation, as amended (1)
3.1.1	Amendment to the Articles of Incorporation(2)
3.2	Bylaws (3)
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-QSB, filed May 15, 2007.
(2)	Incorporated by reference from Form 8-K, filed August 24, 2007.
(3)	Incorporated by reference from Form 8-K, filed March 6, 2008.

DISABOOM INC.

SIGNATURES

        In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISABOOM, INC.

May 14, 2008 Date May 14, 2008 Date	By: /s/ J.W. Roth J.W. Roth, Principal Executive Officer By: /s/ John Walpuck John Walpuck, President and Principal Financial Officer