Form 10-Q
period 2008-06-30
Disaboom, Inc.
filed 2008-08-14
CIK 1393901

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 000-52558

DISABOOM, INC.
(Exact name of the registrant as specified in its charter)

Colorado	20-5973352

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7730 E. Belleview Avenue, Suite A306 Greenwood Village, CO 80111

(Address of principal executive offices)

Registrant’s telephone number, including area code: (720) 407-6530

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting Company ☑

There were 43,415,270 shares of the issuer’s common stock, par value $0.0001, outstanding as of August 11, 2008.

DISABOOM INC.
(A DEVELOPMENT STAGE COMPANY)

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008

PAGE

PART 1— Financial Information

Item 1. Financial Statements (unaudited):

Balance Sheet as of June 30, 2008 (unaudited) and December 31, 2007	2

Statements of Operations for the three-month and six-month periods ended June 30, 2008 and June 30, 2007, and for the period from September 5, 2006 (inception) through June 30, 2008 (unaudited)	3

Statements of Cash Flows for the six-month periods ended June 30, 2008 and June 30, 2007, and for the period from September 5, 2006 (inception) through June 30, 2008 (unaudited)	4

Notes to Financial Statements	5

Item 2. Management’s Discussion and Analysis	13

Item 4T. Controls and Procedures	17

PART II – Other Information

Item 1. Legal Proceedings	II-1

Item 1A. Risk Factors	II-1

Item 2. Unregistered Sales of Securities and Use of Proceeds	II-1

Item 5. Other Information	II-4

Item 6. Exhibits	II-5

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)
>BALANCE SHEETS

	June 30, 2008	December 31, 2007

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,640,599	$4,432,751
Short-term investments	1,409,654	2,212,442
Accounts receivable	82,231	77,713
Prepaid expenses	459,933	104,319

Total current assets	5,592,417	6,827,225
Property and equipment, net	44,171	30,133
Deposits	7,667	7,667

Total assets	$5,644,255	$6,865,025

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$267,949	$219,064
Accrued expenses	158,296	185,988
Other current liabilities	42,232	14,559

Total liabilities (all current)	468,477	419,611

Commitments and contingencies

Shareholders’ equity (Note 3):
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding Common stock, $0.0001 par value; authorized 65,000,000 shares; 43,319,058 and 41,926,080 issued and outstanding, respectively	4,332	4,193
Additional paid-in capital	20,103,684	14,407,558
Deficit accumulated during the development stage	(14,932,238)	(7,966,337)

Total shareholders’ equity	5,175,778	6,445,414

Total liabilities and shareholders’ equity	$5,644,255	$6,865,025

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	September 5, 2006 (inception) through June 30, 2008

Revenue	$141,355		$191,215		$274,897
Expenses:
Sales and marketing	(1,600,054)	$(81,930)	(3,729,766)	$(235,305)	(6,581,585)
General, administrative and other	(1,928,921)	(751,863)	(3,416,142)	(936,205)	(8,650,621)

Loss from operations	(3,387,620)	(833,793)	(6,954,693)	(1,171,510)	(14,957,309)
Other income (expense):
Interest income	18,985	21,748	71,340	31,398	158,309
Income (loss) on short-term investments	50,816	-	(82,548)		(133,238)

Net loss	$(3,317,819)	(812,045)	$(6,965,901)	$(1,140,112)	$(14,932,238)

Net loss per share, basic and diluted (Note 2)	$(0.08)	$(0.03)	$(0.16)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted (Note 2)	43,173,903	27,536,989	42,342,288	25,115,348

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2008	Six months ended June 30, 2007	September 5, 2006 (inception) through June 30, 2008

Cash flows from operating activities:
Net loss	$(6,965,901)	$(1,140,112)	$(14,932,238)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	579,817	145,515	1,930,070
Common stock issued for services	42,500		132,240
Unrealized loss (gain) on short-term investments	82,548		133,238
Common stock issued for website			74,250
Depreciation expense	7,701		12,259
Changes in operating assets and liabilities:
Short-term investments	720,240		(1,542,892)
Accounts receivable	(4,517)		(82,231)
Prepaid expenses and deposits	(355,614)	(180,801)	(467,600)
Accounts payable	48,885	188,918	286,699
Accounts payable, related party		41,853
Accrued expenses	(27,692)		158,296
Advances, related party	-	33,929	50,000
Other current liabilities	27,673	-	42,232

Net cash used in operating activities	(5,844,360)	(910,698)	(14,205,677)

Cash flows from investing activities:
Purchase of property and equipment	(21,739)	(35,039)	(56,429)

Net cash used in investing activities	(21,739)	(35,039)	(56,429)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,342,000	3,098,000	15,165,758
Proceeds from redemption of warrants, net	2,720,947		2,720,947
Proceeds from exercise of options	11,000		16,000
Proceeds applied to receivable from issuance of common stock		2,125	-

Net cash provided by financing activities	5,073,947	3,100,125	17,902,705

Increase in cash and cash equivalents	(792,152)	2,154,388	3,640,599
Cash and cash equivalents at beginning of period	4,432,751	-	-

Cash and cash equivalents at end of period	$3,640,599	$2,154,388	$3,640,599

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party advances to common stock	$-	$50,000	$50,000
Payment of accounts payable with common stock	-	-	18,750

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Six months ended June 30, 2008
(Unaudited)

1.	Organization and basis of presentation:

Disaboom, Inc. (the “Company”) was incorporated in the State of Colorado on September 5, 2006 with the primary purpose of developing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. It serves as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, and employers. The activities of the Company in 2007 were primarily organizational in nature, including planning and developing version 1.0 of our main website (www.disaboom.com) and social networking platform, researching and beginning to implement our marketing and business development initiatives, planning and beginning to establish our sales operations, and continuing to build our management team and staff. During the quarter ended December 31, 2007 and through the six months ended June 30, 2008, our focus began to switch from organizational matters and the initial launch of our main website, to operational matters related to (a) expanding the resources, services and capabilities of our main website and social networking platform, (b) launching additional resources and services through related microsites and the Company’s marketplace, (c) integrating our main website and related microsites into the Disaboom Network, (d) driving Internet traffic and registered users into our community, and (e) beginning to generate traditional cost per mille (“CPM”) related advertising and sponsorship revenues, as well as directory services revenues.

The balance sheet as of June 30, 2008, and the statements of operations and cash flows for the three and six month periods ended June 30, 2008 and 2007 and the period from September 5, 2006 (inception) through June 30, 2008, respectively, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been appropriately made.

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

Revenue recognition:

During the six months ended June 30, 2008, the Company received limited amounts of revenue through the sale of advertising and sponsorship products from its version 2.0 main website Disaboom.com, and related microsites DisaboomJobs.com and Lovebyrd.com. Advertising and sponsorship revenue comprised 98% of the Company’s total revenue received. Advertising and sponsorship revenue is recognized ratably over the period in which it is delivered and earned through the development and release of sponsor landing pages, microsites and channels on the Company’s websites, and/or the delivery of advertising impressions by recognized and independent third party vendors. The Company has agreements ranging in term from one month test agreements to twelve month advertising and sponsorship agreements.

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

Accounts receivable:

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on doubtful accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was zero at June 30, 2008 and December 31, 2007. The Company generally does not require collateral from its customers. At June 30, 2008, two customers accounted for 23% and 17% of accounts receivable.

Website development costs:

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Web Site Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of web sites. Under EITF 00-2, costs related to certain web site development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life. Through June 30, 2008, the Company has expensed all significant website development costs as these costs primarily related to planning and operational activities. For the three and six months ended June 30, 2008 and 2007, and the period from September 5, 2006 (inception) to June 30, 2008, website development costs of approximately $73,000, $84,000, $112,000, $248,000, and $569,000 respectively, were expensed.

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

During the six months ended June 30, 2008, the Company granted 2,501,500 stock options to employees at a weighted average exercise price of $1.25 per share. The options are subject to various vesting schedules and are exercisable through various dates the latest of which is in 2014. The weighted average fair value of stock options granted during the six month ended June 30, 2008 was estimated to be $.63 per option. The Company used the following assumptions to determine the fair value of stock option grants during the six months ended June 30, 2008 and 2007:

	2008	2007

Expected life (years)	2.25 - 4.00	2.25 - 6.00
Volatility	69 - 85%	47 - 68%
Risk-free interest rate	1.87 - 3.73%	4.51 - 5.07%
Dividend yield	0%	0%

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

Summary of stock option activity for the six months ended June 30, 2008 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	6,158,500	$0.85
Granted	2,501,500	$1.25
Exercised	(22,000)	$0.50
Expired	(25,000)	$0.50
Forfeited	(3,360,250)	$1.23

Outstanding at June 30, 2008	5,252,750	$0.80	4.94	$2,025,150

Vested at June 30, 2008	(2,163,250)	$0.59	3.83	$1,230,450

During the three and six month periods ended June 30, 2008, compensation expense of $40,145 was recorded and ($36,676) was reversed relative to the 2006 Plan, respectively. Compensation during the six months ended June 30, 2008 was reversed to account for the forfeiture of unvested options. Total intrinsic value of the options exercised during the three months ended June 30, 2008 was $13,200.

A summary of the status of the Company’s non-vested shares as of and for the six months ended June 30, 2008, is presented below.

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value

Outstanding January 1, 2008	4,726,000	$0.57
Granted	2,501,500	$0.63
Vested	(720,750)	$0.36
Forfeited	(3,360,250)	$0.72

Nonvested at June 30, 2008	3,146,500	$0.52

As of June 30, 2008, the Company had $895,478 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3 years.

Loss per share:

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”, which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Stock options and warrants are not considered in the calculation, as the impact of potential common shares (14,681,090 at June 30, 2008 and 4,473,500 at June 30, 2007) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Recent pronouncements:

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 31, 2008. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted and the effect is dependent upon acquisitions at that time.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its financial position and results of operations.

3.	Shareholders’ equity:

On March 12, 2008, the Company closed on $1,552,000 in gross proceeds under a private placement. In the closing, the Company issued a total of 1,552,000 shares of common stock at a price of $1.00 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and the offering was made to accredited investors only. The Company paid $10,000 and issued warrants to purchase 10,000 shares of Company common stock as commissions for this offering. The warrants have an exercise price of $1.00 per share and expire on March 12, 2011.

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

On March 1, 2008 the Company exercised its call option on certain warrants issued in September and October 2007 requiring the warrant holders to either exercise the warrants or be redeemed at $0.01 per share during the month of March. In March and April 2008 we issued an aggregate of 2,623,501 shares to investors upon the exercise of warrants granted in September and October 2007. We received $2,623,501 upon the exercise of the warrants. The proceeds will be used for working capital and general corporate purposes. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. Although the Company paid commissions at the time of the issuance of the warrants, no commissions or other remuneration was paid in connection with the shares issued upon the exercise of the warrants. During this same period, 1,173,499 warrants that were called were not exercised. In accordance with the provisions of the warrant agreement, the Company paid $.01 per share or $11,735 to these warrant holders on April 4, 2008, and 1,173,499 shares previously reserved for issuance under these redeemed warrants are now available for other corporate purposes.

On March 13, 2008, J. Glen House, a co-founder, director and officer of the Company voluntarily surrendered 3,750,000 shares of common stock back to the Company for no consideration, reducing his total share ownership to 7,500,000 shares. Dr. House surrendered the shares to make additional capital stock available for other corporate purposes.

Effective April 1, 2008, the Company entered into a consulting agreement whereby the business consultant provides media and agency related services to the Company. The Company issued the business consultant a warrant to purchase 100,000 shares of our common stock at $1.26 per share for a term of five years. The warrant was valued at $87,000 on the date of grant, of which $29,000 was expensed at June 30, 2008. The shares underlying the warrant vest in 11,111 share installments each month during the vesting term, contingent upon the business consultant continuing to provide us with consulting services under the agreement.

On April 4, 2008, the Company closed on $800,000 in gross proceeds under a private placement. In the closing the Company issued a total of 800,000 shares of common stock at a price of $1.00 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and the offering was made to accredited investors only. The Company paid $10,000 and issued 10,000 warrants in connection with this offering (being the same offering described above for which the Company had an initial close of March 12, 2008).

Effective April 8, 2008, the Company entered into a business consulting agreement. In consideration for entering into the agreement the Company issued the consultant a warrant to purchase 1,000,000 shares of our common stock at $1.15 per share for a term of one year. The warrant was valued at $377,000 on the date of grant and was expensed at June 30, 2008.

In April 2008, the Company issued 36,296 unrestricted common shares to third parties in exchange for services.

Effective May 15, 2008, the Company entered into a business consulting agreement and issued the consultant a warrant to purchase 25,000 shares of common stock. The warrant has an exercise price of $1.40, expires on May 15, 2013, and 20,000 shares underlying the warrant only vest upon the occurrence of certain events. Compensation expense of $4,895 was recorded at June 30, 2008.

On May 27, 2008, we issued an aggregate of 29,727 shares to an investor upon the exercise of warrants granted in December. We received $29,727 upon the exercise of the warrants. The proceeds will be used for working capital and general corporate purposes. The shares were issued to an accredited investor, and thus in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration was paid upon the exercise of the warrant.

On June 6, 2008, we issued an aggregate of 79,454 shares to an investor upon the exercise of warrants granted in December. We received $79,454 upon the exercise of the warrants. The proceeds will be used for working capital and general corporate purposes. The shares were issued to an accredited investor, and thus in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration was paid upon the exercise of the warrant.

On June 20, 2008, a former employee of the Company was issued 22,000 shares of the Company’s common stock in connection with the exercise and purchase of that employee’s vested stock options. Cash of $11,000 was received on June 9, 2008. These shares were issued under a registration statement on Form S-8.

4.	Significant agreements and subsequent events:

Effective May 1, 2007, the Company entered into a consulting agreement with the Memphis Consulting Group (“MCG”), whereby MCG provides investor relations services to the Company. Effective July 6, 2007, the Company entered into a new consulting agreement with MCG, whereby MCG provides investor relations services to the Company. The consulting agreement that the

Company previously entered into with MCG was scheduled to expire on August 1, 2007. The July 6, 2007 agreement is for a twelve month term and may be extended by the parties. Pursuant to the agreement, the Company is to pay MCG $12,000 per month. Additionally, the Company issued MCG a warrant to purchase 400,000 shares of our common stock at $1.45 per share for a term of five years. The shares underlying the warrant vested in 100,000 share installments on September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008. The warrant issued pursuant to the July 6 agreement was in addition to the warrant to purchase 50,000 shares of our common stock issued to MCG under the terms of our previous agreement. The warrant was valued at $411,200 on the date of the grant, of which the final $102,800 was expensed during the three months ended June 30, 2008. The Company also paid MCG $6,000 in cash per month.

On July 5, 2007 the Company entered into a services agreement with Cowboy International, Inc (“Cowboy”). Cowboy was retained to help the Company create a comprehensive and integrated marketing, advertising, and branding campaign for the Company's main website. During 2007, the Company paid a total of approximately $904,000 to Cowboy for services rendered. On January 31, 2008, the Company terminated its agreement with Cowboy.

On February 29, 2008, the Company filed a complaint against Cowboy in the Colorado District Court, for the District of Arapahoe County. The complaint alleges that Cowboy: 1) breached the services agreement entered into between the Company and Cowboy; 2) breached its obligations to hold certain Company information confidential; and 3) failed to comply with its contractual obligations regarding Company intellectual property. On April 2, 2008, Cowboy filed counterclaims seeking amounts allegedly due under the services agreement and seeking monetary damages. In its counterclaim Cowboy has alleged specific damages of at least $142,000 for the Company’s alleged breach of the services agreement and has also alleged specific damages of up to $710,000 for Cowboy’s expectancy under the agreement. We believe Cowboy’s position with respect to its counterclaims is unfounded and without merit. The Company intends to vigorously prosecute its claims and defend against Cowboy’s counterclaims.

On February 29, 2008, Kevin Hall was appointed to our Board of Directors. Upon his appointment, Mr. Hall was granted an option to purchase 50,000 shares of the Company’s common stock exercisable at $1.42 per share. The option is subject to vesting with 25,000 vesting on December 31, 2008 and the remaining 25,000 vesting on December 31, 2009. Further, on March 1, 2008, Mr. Hall began providing the Company consulting services related to the continuing development of our business, website and operations. In consideration, we verbally agreed to pay Mr. Hall $10,000 per month until approximately July 31, 2008, and thereafter have agreed to pay Mr. Hall $3,750 per calendar quarter until either we or Mr. Hall terminate our agreement.

In the quarter ended June 30, 2008, the Company granted employees an aggregate of 1,589,000 options to purchase our common stock at exercise prices that range from $1.10 to $1.41 per share. The options are subject to vesting schedules or vest upon the achievement of defined performance goals. The options were granted in consideration for services. Since the quarter ended on June 30, 2008, the Company has granted employees an aggregate of 52,000 options to purchase common stock at exercise prices that range from $.55 to $1.01 per share.

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

Since June 2007, the Company leases its administrative offices under a non-cancellable operating lease that expires on July 31, 2009. Rent expense for the three and six month periods ended June 30, 2008, June 30, 2007, and the period from September 5, 2006 (inception) through June 30, 2008 totaled approximately $22,000, $44,000, $9,000, $9,000, and $106,000, respectively.

On July 8, 2008 the Company entered into a Lease Agreement for the lease of additional office space. The lease commenced July 11, 2008 and terminates on July 31, 2009. We pay $3,249 per month under the terms of the lease.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Cautionary Statement about Forward-Looking Statements

          This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 10-K for the year ended December 31, 2007. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

          The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Plan of Operation

          About the Company

          We were incorporated under the laws of the State of Colorado on September 5, 2006 with the primary purpose of developing, operating and marketing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. It also serves as a comprehensive online resource and social networking platform not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, employers, and other related communities. Our headquarters are located in the metropolitan area of Denver, Colorado.

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

          We promote the trademarked name of our website, Disaboom.com, and related microsites DisaboomJobs.com and Lovebyrd.com, by primarily implementing a combination of national and regional online advertising campaigns, as well as organic and social marketing intended to encourage people to visit our site. We believe that with the present absence of a comprehensive, community-oriented website specifically for people living with or directly affected by disabilities or functional limitations, this traditionally underserved target audience will visit and participate in our community, and contribute to its growth and success.

          Summary of Activities to Date

           Our activities in 2007 were primarily organizational in nature, including planning and developing version 1.0 of our main website (www.disaboom.com) and social networking platform, researching and beginning to implement our marketing and business development initiatives, planning and beginning to establish our sales operations, and continuing to build our management team and staff. During the quarter ended December 31, 2007 and through the quarters ended March 31, 2008, and June 30, 2008, our focus began to switch from organizational matters and the initial launch of our main website, to operational matters related to (a) expanding the resources, services and capabilities of our main website and social networking platform, (b) launching additional resources and services through related microsites and the Company’s marketplace, (c) integrating our main website and related microsites into the Disaboom Network, (d) driving Internet traffic and registered users into our community, and (e) beginning to generate cost per mille (“CPM”) related advertising and sponsorship revenues, as well as directory services revenues.

          Since March 31, 2008, the Company’s registered users have increased approximately 45%, from approximately 43,000 to approximately 62,000. From the quarter ended March 31, 2008 through the quarter ended June 30, 2008, the Company’s revenue increased 184%, from $49,860 to $141,355. Organic traffic represented 24% of the Company’s total traffic in January 2008, and represented 58% of total traffic in June 2008. Average page views per visit increased approximately 20% from the quarter ended March 31, 2008 to the quarter ended June 30, 2008, from 3.8 page views per visit to 4.5 page views per visit. Absolute and relative increases in organic traffic and page views per visit not only reduce the need for online and offline advertising campaigns to promote the Disaboom Network via media related expenditures, but also increase the Company’s available inventory for internet advertising and directory services.

          Business Changes and Product Launches

          The Company has also begun to respond aggressively to changing internet advertising industry conditions. While the growth of traditional static banner and display advertising has generally slowed due to pricing declines, advertising agency commitments and other factors, the growth of search related, landing page and microsite related, social network related, rich media, and other forms of online advertising are accelerating. During the quarter ended June 30, 2008 and through the filing date of this Form 10-Q, the Company has begun to reduce its investment in media related expenditures in response to the changing market conditions, reduced the number of employees primarily dedicated to the sale and support of CPM advertising, and launched new products which we believe will enhance the Company’s growth in future quarters.

          The Company’s media related expenditures were reduced by approximately 25% from the quarter ended June 30, 2008 versus the prior quarter, and were reduced approximately 50% from the month of May 2008 to the month of June 2008. The Company has already dramatically reduced its actual and planned media related expenditures for the quarter ended September 30, 2008, and anticipates its media related expenditures will be $0 in the quarter ended December 31, 2008. In response to changing market conditions, as well as changes in the Company’s planned media related expenditures and sales focus, the Company reduced its workforce by approximately 20% in July 2008, which primarily included employees dedicated to the sale and support of CPM advertising.

          On July 7, 2008, the Company launched a marketplace business directory on its main disability related website www.disaboom.com. The marketplace enables local and national business owners and managers a cost-effective channel to reach our targeted community. Business owners and managers are able to display a searchable business listing that provides certain required contact details and optional information about their business, a photo/image, a link to their own website or landing page, and the opportunity to offer a discounted product, service or other incentive (e.g., coupon) to members of our community. National and Local Business Listings are grouped in a growing number of major categories and subcategories and searchable based on various criteria. Advertisers select the subcategory for their Listing, and have the option to purchase additional categories. Business listings were developed in response to user feedback from our community to enable members of our community to locate, in their desired local geographic market, numerous resources relevant to their day-to-day lives. It also enables registered users access to our Member’s Club where business owners have the opportunity to make discounted offers on products, services or other incentives available to our community.

          Additionally, on July 7, 2008, the Company launched two text advertising packages linked to its Business Listing product offerings, and available on its main disability related website www.disaboom.com. Text advertising packages enable local and national business owners the opportunity to reach the widest audience of potential customers within our community. National and Local Packages each include a text advertisement containing the company logo, contact information, and a link back to their website, include a certain level of guaranteed advertising impressions depending upon whether a National or Local Package, and include a National or Local Business Listing. Text advertisements may be targeted by zip codes, in a specific section of the website, or be run of site. National and Local packages enable the Company to bundle its products, sell available CPM inventory in a non-traditional way, charge premium pricing for CPM advertising inventory versus current banner or display advertising market prices, and minimize CPM advertising support costs. Advertisers who are interested in or purchase National or Local Packages also represent a cost-effective database of leads for the potential upsell of sponsorship and CPM advertising opportunities.

          Finally, also on July 7, 2008, the Company launched a directory service for business owners and managers to build and upload a company profile on Disaboom’s disability employment related website www.disaboomjobs.com. Company Profiles enable local and national business owners and managers to become a featured company interested in and committed to the employment of people living with a disability or functional limitation. A Company Profile includes company contact information, a link to the company’s website or a specific landing page, a photo/image, access to the Company’s database of resumes posted by members of our community, and searchable disability-friendly or demographic-specific job postings the company may wish to advertise specifically to our community (in addition to all of its existing job openings). It also includes optional information and/or links to content promoting or featuring specific employees, career growth for, and/or special benefits related to living with a disability and working for the company, or any company initiatives for hiring veterans with disabilities. Company Profiles also enable advertisers to demonstrate their commitment to and enhance their compliance with various disability-related federal contract requirements. Company Profiles were developed in response to corporate feedback for employment-related advertising and recruitment opportunities, enhanced compliance, and access to the Company’s database of resumes.

          Business owners and managers who purchase Business Listings, Packages, and Company Profiles Advertiser must pay in full during the sign up process. The term for Listings and Company Profiles are 12 months. Advertisers may not terminate or cancel the purchase of a Listing or Company Profile at any time during the 12 month term. Payments are non-refundable and non-cancellable.

          Our financial statements for the three and six months ended June 30, 2008 still reflect minimal business activities primarily due to the Company’s stage in its development. Organic traffic represented 24% of the Company’s total traffic in January 2008, and represented 58% of total traffic in June 2008. Average page views per visit increased approximately 20% from the quarter ended March 31, 2008 to the quarter ended June 30, 2008. From the quarter ended March 31, 2008 through the quarter ended June 30, 2008, the Company’s revenue increased 184%, from $49,860 to $141,355. During the quarter ended June 30, 2008, the Company’s total cash collections were approximately $125,000. During the period July 1, 2008 through August 12, 2008, our total cash collections were approximately $125,000, primarily due to the launch and initial success of the Business Listings, Packages, and Company Profile products described above. The Company anticipates continued accelerating growth in the quarters ending September 30, 2008 and December 31, 2008 as a result of its growing portfolio of products, increased operating efficiencies, and the further penetration of its community.

          Focus Going Forward

          Our focus during the quarter ended June 30, 2008 was, and throughout the remainder of 2008, will likely continue to be:

          (i) the ongoing development and evolution of resources and services related to the Disaboom Network, our social networking platform, our community, and our customers;

          (ii) the sale of various types of marketplace directory services, including national and local business listings, national and local packages, and company profiles, thereby generating revenue and cash flow;

          (iii) to negotiate and to enter into advertising sponsorship and CPM related agreements, thereby generating revenue and cash flow;

          (iv) to identify and pursue targeted traffic and growth opportunities via acquisitions or other business relationships which are related to the Disaboom Network and the Company’s social networking platform, and;

          (v) to increase brand awareness and drive internet traffic and registered users to and within our online community through various online and organic media campaigns, business development and partnership initiatives, sponsorships, and other activities.

          Ultimately, the features and products offered through the Disaboom Network and the Company’s social networking platform that we will focus our time and resources to may change due to general market conditions and as a result of which generates revenue for the Company.

          We believe that the greater the awareness in the marketplace of the Disaboom Network, our community and brand, and our social networking platform, the greater the amount of market penetration, organic traffic, advertising product opportunities and billable revenue we will experience and capitalize upon.

Results of Operations:

          Our financial statements for the three and six months ended June 30, 2008, and for the period from September 5, 2006 (inception) through June 30, 2008 reflect minimal business activities. During 2007 the activities of the Company were primarily organizational in nature. During the quarter ended December 31, 2007 and through the six months ended June 30, 2008, our focus began to switch from organizational matters and the initial launch of our main website, to operational matters related to our main website and related microsites, driving Internet traffic and registered users, and beginning to generate advertising and sponsorship revenues. As such we are unable to provide a meaningful comparison of our financial condition and results of operations from the recently completed quarter to the comparable quarter last year or our results of operations of our fiscal 2008 year to date versus the comparable period in fiscal 2007.

          For the quarter ended June 30, 2008, the Company experienced a net loss of $3,317,819 or ($.08) per share, compared to a net loss of $812,045, or ($.03) per share during the comparable period in the previous year. The $2,505,774 increase in net loss is primarily due to payroll related, as well as media and market related expenditures. During the quarter ended June 30, 2007 we had 14 full time and no part time employees whereas at June 30, 2008, we had 35 full time and 6 part time employees. During the quarter ended June 30, 2007, we did not incur any expenses related to the promotion of our website as it was still in the planning and early development stage. During the quarter ended June 30, 2008, we continued promoting the version 2.0 of our main website Disaboom.com, launched and began promoting the microsite DisaboomJobs.com, and began re-branding Lovebyrd.com. Since our inception in September 2006 our cumulative net losses are $14,932,238.

          During the quarter ended December 31, 2007 and through the six months ended June 30, 2008, the Company began receiving limited amounts of revenue through the sale of advertising and sponsorship products on the Disaboom Network. During the quarter ended June 30, 2007, the Company had no earned revenue from its website as we were still in the planning and early development stage of our website. From the quarter ended March 31, 2008 through the quarter ended June 30, 2008, the Company’s revenue increased 184%, from $49,860 to $141,355. Existing sales agreements range in term from one month test agreements to twelve month agreements over which the contract value is earned and recognized as revenue. Advertising revenue is recognized ratably over the period in which it is earned through the development of sponsor landing pages, microsites and channels, publishing business listings or company profiles, or the delivery of advertising impressions by recognized and independent third party vendors.

          During the quarter ended June 30, 2008, our operating expenses totaled $3,528,975 as compared to $833,793 for the comparable quarter in 2007 when the Company had 14 full time employees. This increase is primarily attributable to: (i) payroll related expenses for our current management and staff, (ii) media and marketing related expenses for the promotion and creation of advertising inventory related to the Disaboom Network, (iii) licensed and purchased content, site development and operations, and (iv) various general and administrative expenses related to our expanding business operations.

Liquidity and Capital Resources

          As of June 30, 2008 we had current assets of $5,592,417 including $3,640,599 in cash and cash equivalents, and $1,409,654 in short-term investments.

          During our fiscal year ended December 31, 2007 and in the quarters ended March 31, 2008 and June 30, 2008, we generated limited amounts of advertising revenues. Although our revenues generated increased 184% in the quarter ended June 30, 2008 versus the quarter ended March 31, 2008, we currently fund our operations primarily through funds raised in private placements of our equity securities completed in March, September, October and December 2007 and March and April 2008. In March 2008 we received additional funds upon the exercise of certain warrants that the Company issued in September and October 2007. Additionally, on April 4, 2008 we closed a private placement of our equity securities in an aggregate amount of $800,000.

          We expect the proceeds from these offerings, including proceeds collected from the exercise of the warrants, to be sufficient to cover our costs and expenses for at least the next twelve months and through the date at which we project our operations will be cash flow positive. However, estimates for expenses may change in which case our capital would not be sufficient for this time period. Further, we may determine it is appropriate to raise additional capital for working capital and general corporate purposes. If we need, or elect, to obtain additional debt or equity financing, there can be no assurance that additional financing will be available on reasonable terms, if at all.

ITEM 4T. Controls and Procedures.

a.	Disclosure Controls

          As of June 30, 2008, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b.	Changes in Internal Control Over Financial Reporting

          There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

          On February 29, 2008 the Company filed a complaint against Cowboy International, Inc. (“Cowboy”) in the Colorado District Court, for the District of Arapahoe County. The nature of the Company’s claims and Cowboy’s counterclaims was previously disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2008. There have been no material developments with this legal proceeding since the date that the Form 10-Q was filed.

ITEM 1A. Risk Factors

          There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

          The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sale of equity securities that occurred during the quarter or subsequently and not previously reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2008.

          On April 8, 2008 we granted employees an aggregate of 1,175,000 options to purchase our common stock exercisable at $1.15 per share. In our previous Form 10-Q, we disclosed that we granted 975,000 options on April 8, 2008. These 975,000 options are included in the 1,175,000 options disclosed herein. The options only vest upon the achievement of certain defined performance goals. The options were granted in consideration for services to be performed by the employees. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for these option grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with these option grants. Of these options, 725,000 were subsequently forfeited.

          On May 15, 2008 we issued a consultant who represented that it is an accredited investor a warrant to purchase 25,000 shares of the Company’s common stock. The warrant is exercisable at $1.41 through May 15, 2013. Five thousand of the shares underlying the warrant vested immediately. The remaining 20,000 shares underlying the warrant vest only upon the achievement of certain defined performance objectives. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, and Rule 506 promulgated thereunder for this issuance. No commissions or other remuneration was paid in connection with this issuance.

          On May 19, 2008 we granted an employee an aggregate of 100,000 options to purchase our common stock exercisable at $1.41 per share. The option only vests upon the achievement of certain defined performance goals. The option was granted in consideration for the person agreeing to become a Company employee and for services to be rendered in the recipient’s capacity as an employee. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this option grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he or she (and his advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

          On May 27, 2008, we issued an aggregate of 29,727 shares to an investor upon the exercise of warrants granted in December. We received $29,727 upon the exercise of the warrants. The proceeds will be used for working capital and general corporate purposes. The shares were issued to an accredited investor, and thus in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration was paid upon the exercise of the warrant.

          On June 2, 2008 we granted employees an aggregate of 24,000 options to purchase our common stock exercisable at $1.33 per share. The options only vest upon the achievement of certain defined performance goals. The options were granted in consideration for the person agreeing to become a Company employee and for services to be rendered in the recipient’s capacity as an employee. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this option grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with these issuances. Of these options, 12,000 were subsequently forfeited.

          On June 3, 2008 we granted an employee an aggregate of 12,000 options to purchase our common stock exercisable at $1.33 per share. The option only vests upon the achievement of certain defined performance goals. The option was granted in consideration for or the person agreeing to become a Company employee and for services to be rendered in the recipient’s capacity as an employee. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this option grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance. These options were subsequently forfeited.

          On June 6, 2008, we issued an aggregate of 79,454 shares to an investor upon the exercise of warrants granted in December. We received $79,454 upon the exercise of the warrants. The proceeds will be used for working capital and general corporate purposes. The shares were issued to an accredited investor, and thus in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration was paid upon the exercise of the warrants.

          On June 9, 2008 we granted an employee an aggregate of 10,000 options to purchase our common stock exercisable at $1.20 per share with the option vesting on a pro-rata basis over a three year period from the date of grant. The option was granted in consideration for the person agreeing to become a Company employee and for services to be rendered in the recipient’s capacity as an employee. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this option grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance. These options were subsequently forfeited.

          On June 16, 2008 we granted employees an aggregate of 10,000 options to purchase our common stock exercisable at $1.20 per share with the option vesting on a pro-rata basis over a three year period from the date of grant. The options were granted in consideration for the persons agreeing to become a Company employee and for services to be rendered in the recipients’ capacity as employees. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for these option grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with these issuances. Of these options, 5,000 were subsequently forfeited.

          On June 23, 2008 we granted an employee an aggregate of 12,000 options to purchase our common stock exercisable at $1.15 per share. The option only vests upon the achievement of certain defined performance goals. The option was granted in consideration for the person agreeing to become a Company employee and for services to be rendered in the recipient’s capacity as an employee. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this option grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he or she (and his advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

          On June 30, 2008 we granted an employee an aggregate of 36,000 options to purchase our common stock exercisable at $1.10 per share. The option only vests upon the achievement of certain defined performance goals. The option was granted in consideration for the person agreeing to become a Company employee and for services to be rendered in the recipient’s capacity as an employee. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this option grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he or she (and his advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

          On June 30, 2008 we granted an employee an aggregate of 30,000 options to purchase our common stock exercisable at $1.10 per share; 15,000 of the options vest on a pro-rata basis over a three year period from the date of grant and 15,000 options vest upon the achievement of certain defined performance goals. The option was granted in consideration for the person agreeing to become a Company employee and for services to be rendered in the recipient’s capacity as an employee We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this option grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he or she (and his advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

          On July 1, 2008 we granted an employee an aggregate of 42,000 options to purchase our common stock exercisable at $1.01 per share; 30,000 of the options vest on a pro-rata basis over a three year period from the date of grant and 12,000 options vest upon the achievement of certain defined performance goals. The option was granted in consideration for the person agreeing to become a Company employee and for services to be rendered in the recipient’s capacity as an employee. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this option grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he or she (and his advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

          On July 18, 2008 we granted an employee an aggregate of 5,000 options to purchase our common stock exercisable at $0.55 per share with the options vesting on a pro-rata basis over a three year period from the date of grant. The option was granted in consideration for the person agreeing to become a Company employee and for services to be rendered in the recipient’s capacity as an employee. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this option grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

ITEM 5. Other Information

We held our last annual meeting of shareholders on August 21, 2007. In the definitive proxy statement for that meeting we advised our shareholders that we expected to hold our next annual meeting of shareholders in August 2008. Although we have not set a definitive date we expect to hold our next annual meeting of shareholders in October or November 2008.

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

DISABOOM, INC.

August 14, 2008	By:	/s/ J.W. Roth

Date		J.W. Roth,
Principal Executive Officer

August 14, 2008	By:	/s/ John Walpuck

Date		John Walpuck,
President and Principal Financial Officer