Form 10-Q
period 2008-09-30
Disaboom, Inc.
filed 2008-11-14
CIK 1393901

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

There were 43,435,270 shares of the issuer's common stock, par value $0.0001, outstanding as of November 11, 2008.

DISABOOM INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

	PAGE

PART 1—Financial Information

Item 1. Financial Statements:

Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	2

Statements of Operations for the three-month and nine-month periods ended
September 30, 2008 and September 30, 2007 (unaudited)	3

Statements of Cash Flows for the nine-month periods ended
September 30, 2008 and September 30, 2007 (unaudited)	4

Notes to Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis	14

Item 4T. Controls and Procedures	18

PART II - Other Information

Item 1. Legal Proceedings	II	-1

Item 1A. Risk Factors	II	-1

Item 2. Unregistered Sales of Securities and Use of Proceeds	II	-1

Item 5. Other Information	II	-4

Item 6. Exhibits	II	-5

DISABOOM, INC.
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,957,798	$4,432,751
Short-term investments	1,337,982	2,212,442
Accounts receivable	336,523	77,713
Prepaid expenses	211,904	104,319

Total current assets	3,844,207	6,827,225
Property and equipment, net	66,078	30,133
Deposits	10,917	7,667

Total assets	$3,921,202	$6,865,025

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$382,095	$219,064
Accrued expenses	251,826	185,988
Unearned revenue	320,490	5,990
Other current liabilities	4,510	8,569

Total liabilities (all current)	958,921	419,611

Commitments and contingencies

Shareholders' equity (Note 3):
Preferred stock, $0.0001 par value; authorized
10,000,000 shares; none issued and outstanding
Common stock, $0.0001 par value; authorized 65,000,000	—	—
shares; 43,323,603 and 41,926,080 issued and outstanding, respectively	4,332	4,193
Additional paid-in capital	20,212,939	14,407,558
Accumulated deficit	(17,254,990)	(7,966,337)

Total shareholders' equity	2,962,281	6,445,414

Total liabilities and shareholders' equity	$3,921,202	$6,865,025

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Revenue	$196,242	$5,910	$387,457	$5,910
Expenses:
Sales and marketing	(947,496)	(187,188)	(4,677,262)	(307,123)
General, administrative and other	(1,512,951)	(2,270,849)	(4,929,093)	(3,322,425)

Loss from operations	(2,264,205)	(2,452,127)	(9,218,898)	(3,623,638)
Other income (expense):
Interest income	9,630	11,495	80,970	42,893
Loss on short-term investments	(68,178)	—	(150,726)	—

Net loss	$(2,322,753)	$(2,440,632)	$(9,288,654)	$(3,580,745)

Net loss per share, basic and diluted (Note 2)	$(0.05)	$(0.09)	$(0.22)	$(0.14)

Weighted average number of common shares
outstanding, basic and diluted (Note 2)	43,322,911	27,876,454	42,671,549	26,044,664

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Cash flows from operating activities:
Net loss	$(9,288,654)	$(3,580,745)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock-based compensation expense	684,072	416,301
Common stock issued for services	47,500	—
Unrealized loss on short-term investments	150,726	—
Depreciation expense	13,969	9,236
Changes in operating assets and liabilities:
Short-term investments	723,734	—
Accounts receivable	(258,810)	(5,910)
Prepaid expenses and deposits	(110,833)	(215,610)
Accounts payable	163,031	313,516
Accrued expenses	65,838	—
Advances, related party	—	33,929
Unearned revenue	314,500	—
Other current liabilities	(4,059)	—

Net cash used in operating activities	(7,498,985)	(3,029,283)

Cash flows from investing activities:
Purchase of property and equipment	(49,915)	(35,039)

Net cash used in investing activities	(49,915)	(35,039)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,342,000	7,905,384
Proceeds from redemption of warrants, net	2,720,947	—
Proceeds from exercise of options	11,000	—
Proceeds applied to receivable from issuance of common stock	—	2,125

Net cash provided by financing activities	5,073,947	7,907,509

(Decrease) increase in cash and cash equivalents	(2,474,953)	4,843,187
Cash and cash equivalents at beginning of period	4,432,751	—

Cash and cash equivalents at end of period	$1,957,798	$4,843,187

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party advances to common stock		$50,000

Payment of accounts payable with common stock		$7,500

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

NOTES TO FINANCIAL STATEMENTS

Nine months ended September 30, 2008
(Unaudited)

1.	Organization and basis of presentation:

Disaboom, Inc. (the “Company”) was incorporated in the State of Colorado on September 5, 2006 with the primary purpose of developing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. It serves as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, and employers. The activities of the Company in 2007 were primarily organizational in nature, including planning and developing version 1.0 of our main website (www.disaboom.com) and social networking platform, researching and beginning to implement our marketing and business development initiatives, planning and beginning to establish our sales operations, and continuing to build our management team and staff. During the nine months ended September 30, 2008, our focus changed from organizational matters to operational matters related to (a) expanding the resources, services and capabilities of our main website and social networking platform, (b) launching additional resources and services through related microsites and the Company’s marketplace, (c) integrating our main website and related microsites into the Disaboom Network, (d) driving Internet traffic and registered users into our community, and (e) beginning to generate traditional cost per mille (“CPM”) related advertising and sponsorship revenues, as well as directory services revenues.

For the periods prior to September 30, 2008, the Company was classified as a development stage company in accordance with Statement of Financial Accounting Standards (“FFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

The balance sheet as of September 30, 2008, and the statements of operations and cash flows for the three and nine month periods ended September 30, 2008 and 2007, respectively, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008, and for all periods presented have been made.

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

Revenue recognition:

Duringthe nine months ended September 30, 2008, the Company received limited amounts of revenue primarily through the sale of advertising and sponsorship products on its version 2.0 main website Disaboom.com, related microsites DisaboomJobs.com and Lovebyrd.com, as well as from directory services revenues related to the Company’s marketplace. Advertising and sponsorship revenue comprised 96% of the Company’s total revenue. Advertising and sponsorship revenue, and directory services revenues, are recognized ratably over the period in which it is delivered and earned through (1) the development and release of sponsor landing pages, microsites and channels on the Company’s websites, (2) the delivery of advertising impressions by recognized and independent third party vendors, and (3) the publication and availability of national and local business listings and other directory service products in the Company’s marketplace. The Company has agreements ranging in term from one month test agreements to twelve month advertising, sponsorship and marketplace directory services agreements.

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents.

Short-term investments:

Short-terminvestments consist of a certificate of deposit with an original maturity of six months and mutual funds. The Company accounts for short-term marketable securities in accordance with SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Marketablesecurities are classified as trading securities, as the Company expects to use these funds for operating purposes within the next year. Trading securities are reported at fair market value and unrealized gains and losses are included in earnings.

The Company currently maintains a bank account through Cambridge Investment Research Advisors, Inc. Through this account the Company invests a portion of its cash in short term commercial notes that are highly liquid and historically low risk. Subsequent to September 30, 2008, the current credit crisis in the United States has continued and capital market conditions have been highly volatile. The market value of the Company's short-term investments have declined and the Company has recorded an additional unrealized loss of approximately $170,800 for the month ended October 31, 2008, which represents approximately 13% of the Company’s short-term investments.

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

Accounts receivable:

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known doubtful accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was zero at September 30, 2008 and December 31, 2007. The Company generally does not require collateral from its customers. At September 30, 2008, three customers accounted for 56%, 6%, and 5% of the outstanding accounts receivable. The 56% balance was received by the Company on October 1, 2008.

Website development costs:

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web Site Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of web sites. Under EITF 00-2, costs related to certain web site development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life. Through September 30, 2008, the Company has expensed all significant website development costs, as these costs primarily related to planning and operational activities. For the three and nine months ended September 30, 2008 and 2007, website development costs of approximately $69,000, $160,000, $183,000, and $431,000, respectively, were expensed.

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

On September 16, 2008 the Board of Directors adopted the 2008 Stock Option Plan (the “2008 Plan”) and reserved 3,000,000 shares under the 2008 Plan. No options or shares of common stock were issued under the 2008 Plan during the period ended September 30, 2008.

During the nine months ended September 30, 2008, the Company granted 2,691,000 stock options to employees at a weighted average exercise price of $1.21 per share. The options are subject to various vesting schedules and are exercisable through various dates, the latest of which is in 2014. The weighted average fair value of stock options granted during the nine months ended September 30, 2008 was estimated to be $.61 per option. The Company used the following assumptions to determine the fair value of stock option grants during the nine months ended September 30, 2008 and 2007:

	2008	2007

Expected life (years)	2.25 - 4	5
Volatility	69 - 85%	55%
Risk-free interest rate	1.87 - 3.73%	4.6%
Dividend yield	0%	0%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding and was calculated using the simplified method per the guidance of SAB 107 Share Based Payment, (“SAB 107”) for “plain vanilla” options. The expected volatility is based on the historical price volatility of the common stock of similar companies in the internet industry. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the anticipated cash dividend over the expected term of the stock options.

        Summary of stock option activity for the nine months ended September 30, 2008 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	6,158,500	$0.85
Granted	2,691,000	$1.21
Exercised	(22,000)	$0.50
Expired	(475,000)	$0.82
Forfeited	(4,149,998)	$1.22

Outstanding at September 30, 2008	4,202,502	$0.70	3.60	$—

Exercisable at September 30, 2008	1,776,581	$0.38	2.50	$—

During the three and nine month periods ended September 30, 2008, compensation expense of $55,835 and $18,808 were recorded.

A summary of the status of the Company’s non-vested shares as of and for the nine months ended September 30, 2008, is presented below.

Nonvested Shares	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	4,726,000	$0.57
Granted	2,691,000	0.61
Vested	(841,081)	0.41
Forfeited	(4,149,998)	0.69

Nonvested at September 30, 2008	2,425,921	$0.47

As of September 30, 2008, the Company had $485,468 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 2.5 years.

Loss per share:

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Stock options and warrants are not considered in the calculation, as the impact of potential common shares (13,630,842 at September 30, 2008 and 10,734,500 at September 30, 2007) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

On March 1, 2008, the Company exercised its call option on certain warrants issued in September and October 2007 requiring the warrant holders to either exercise the warrants or be redeemed at $0.01 per share during the month of March. In March and April 2008, the Company issued an aggregate of 2,623,501 shares to investors upon the exercise of warrants granted in September and October 2007. The Company received $2,623,501 upon the exercise of the warrants. The proceeds are being used for working capital and general corporate purposes. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. Although the Company paid commissions at the time of the issuance of the warrants, no commissions or other remuneration was paid in connection with the shares issued upon the exercise of the warrants. During this same period, 1,173,499 warrants that were called were not exercised. In accordance with the provisions of the warrant agreement, the Company paid $.01 per share or $11,735 to these warrant holders on April 4, 2008, and 1,173,499 shares previously reserved for issuance under these redeemed warrants became available for other corporate purposes.

On March 13, 2008, J. Glen House, a co-founder, officer, and former director of the Company voluntarily surrendered 3,750,000 shares of common stock back to the Company for no consideration, reducing his total share ownership to 7,500,000 shares. Dr. House surrendered the shares to make additional capital stock available for other corporate purposes.

Effective April 1, 2008, the Company entered into a consulting agreement whereby the business consultant provides media and agency related services to the Company. The Company issued the business consultant a warrant to purchase 100,000 shares of our common stock at $1.26 per share for a term of five years. The warrant was valued at $87,000 on the date of grant, of which $29,000 was expensed at June 30, 2008 and September 30, 2008. The shares underlying the warrant vest in 11,111 share installments each month during the vesting term, contingent upon the business consultant continuing to provide us with consulting services under the agreement.

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

Effective April 8, 2008, the Company entered into a business consulting agreement. In consideration for entering into the agreement, the Company issued the consultant a warrant to purchase 1,000,000 shares of common stock at $1.15 per share exercisable for one year. The warrant was valued at $377,000 on the date of grant and was expensed at June 30, 2008.

In April 2008, the Company issued 36,296 unrestricted common shares to third parties in exchange for services.

Effective May 15, 2008, the Company entered into a business consulting agreement and issued the consultant a warrant to purchase 25,000 shares of common stock. The warrant has an exercise price of $1.40 per share, expires on May 15, 2013, and 20,000 shares underlying the warrant only vest upon the occurrence of certain events. Compensation expense of $4,895 was recorded at June 30, 2008, and compensation expense of $19,420 was recorded at September 30, 2008.

On May 27, 2008, the Company issued an aggregate of 29,727 shares to an investor upon the exercise of warrants granted in December. We received $29,727 upon the exercise of the warrants. The proceeds will be used for working capital and general corporate purposes. The shares were issued to an accredited investor, and thus in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration was paid upon the exercise of the warrant.

On June 6, 2008, we issued an aggregate of 79,454 shares to an investor upon the exercise of warrants granted in December 2007. We received $79,454 upon the exercise of the warrants. The proceeds will be used for working capital and general corporate purposes. The shares were issued to an accredited investor, and thus in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration was paid upon the exercise of the warrant.

On June 20, 2008, a former employee of the Company was issued 22,000 shares of the Company’s common stock in connection with the exercise and purchase of that employee’s vested stock options. Cash of $11,000 was received on June 9, 2008. These shares were issued under a registration statement on Form S-8.

On July 14, 2008, a former employee of the Company was issued 4,545 shares of the Company’s common stock in exchange for consulting services, valued at $5,000.

4.	Significant agreements and subsequent events:

Effective May 1, 2007, the Company entered into a consulting agreement with the Memphis Consulting Group (“MCG”), whereby MCG provides investor relations services to the Company. Effective July 6, 2007, the Company entered into a new consulting agreement with MCG, whereby MCG provides investor relations services to the Company. The consulting agreement that the Company previously entered into with MCG was scheduled to expire on August 1, 2007. The July 6, 2007 agreement is for a twelve month term and may be extended by the parties. Pursuant to the agreement, the Company paid MCG $12,000 per month. Additionally, the Company issued MCG a warrant to purchase 400,000 shares of our common stock at $1.45 per share for a term of five years. The shares underlying the warrant vested in 100,000 share installments on September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008. The warrant issued pursuant to the July 6 agreement was in addition to the warrant to purchase 50,000 shares of our common stock issued to MCG under the terms of our previous agreement. The warrant was valued at $411,200 on the date of the grant, of which the final $102,800 was expensed during the three months ended June 30, 2008. The Company also paid MCG $6,000 in cash per month. Effective November 1, 2008, the Company has terminated its monthly payments to MCG.

On July 5, 2007 the Company entered into a services agreement with Cowboy International, Inc. (“Cowboy”). Cowboy was retained to help the Company create a comprehensive and integrated marketing, advertising, and branding campaign for the Company’s main website. During 2007, the Company paid a total of approximately $904,000 to Cowboy for services rendered. On January 31, 2008, the Company terminated its agreement with Cowboy.

On February 29, 2008, the Company filed a complaint against Cowboy in the District Court for the County of Arapahoe, Colorado. On March 20, 2008, Cowboy removed the case from state court to the United States District Court for the District of Colorado. On April 2, 2008, Cowboy filed counterclaims seeking amounts allegedly due under the services agreement and seeking monetary damages. On September 11, 2008, the United States District Court dismissed the case upon the parties’ submission of a joint stipulation for settlement and mutual releases. On that date, the parties enter into a mutual settlement agreement and release, with neither party admitting liability, and pursuant to which Disaboom paid Cowboy $90,000.

On February 29, 2008, Kevin Hall was appointed to the Company’s Board of Directors. Upon his appointment, Mr. Hall was granted an option to purchase 50,000 shares of the Company’s common stock exercisable at $1.42 per share. The option is subject to vesting with 25,000 vesting on December 31, 2008 and the remaining 25,000 vesting on December 31, 2009. However, because Mr. Hall no longer serves on our Board of Directors the option has been forfeited. Further, on March 1, 2008, Mr. Hall began providing the Company consulting services related to the continuing development of our business, website and operations. In consideration, the Company verbally agreed to pay Mr. Hall $10,000 per month until approximately July 31, 2008, and thereafter agreed to pay Mr. Hall $3,750 per calendar quarter until either the Company or Mr. Hall terminated the agreement. As of July 31, 2008, the Company ceased to pay Mr. Hall for consulting services.

On October 2, 2008, a former employee of the Company was issued 20,000 shares of the Company’s common stock in exchange for consulting services.

On October 7, 2008, as a result of significant changes in market conditions and other factors, the Board of Directors approved the cancellation of certain existing employee option grants prior to that date and the re-issuance of new options grants to such existing employees at a strike price of $.45 per share. All other terms and conditions of the option grants are to remain the same. The options at issue had strike prices ranging from $.52 to $1.50 per share. This proposed cancellation and re-issuance excluded all executive officers and members of the Company’s Board of Directors. As of November 10, 2008, the Company has not yet cancelled or re-granted any employee options.

On November 4, 2008, the Company and the Company’s Chairman and former Chief Executive Officer, mutually agreed to terminate the terms and obligations of his three year employment agreement with the Company. Although the former executive officer is no longer serving as the Company’s Chief Executive Officer, he is continuing to serve as the Chair of the Company’s Board of Directors. The Company and the former Chief Executive Officer agreed that certain restrictive covenants imposed on the executive officer and the Company’s indemnification obligations, as set forth in his employment agreement, continue to be in force and effect. The Company agreed to pay the former executive officer severance equal to twelve months of his annual salary and for his accrued but unused paid time off. On November 4, 2008, the Company also entered into a business consulting agreement with this former executive officer whereby he agreed to provide the Company on-going consulting services with regards to matters including public relations, business promotion, and business growth and strategic business development. The business consulting agreement will continue indefinitely and provides that the executive officer will continue to be paid at a rate equivalent to his current salary for the months of November and December 2008, and thereafter thereafter will be paid $5,000 per month.

On November 4, 2008, the Company entered into an amended and restated employment agreement with its current President and Chief Financial Officer who was appointed to serve as the Company’s Chief Executive Officer. Consistent with the executive’s original employment agreement, he will continue to be paid his current annual salary and current monthly travel and housing allowance, although the allowance is subject to review and adjustment on the first anniversary date of the employment agreement. Further, the executive officer was granted an option to purchase 2.5 million shares of the Company’s common stock exercisable at $0.20 per share, vesting quarterly on a pro-rata basis over three years, including partial accelerated vesting if the Company undergoes a change in control event.

On November 5, 2008 the Company’s shareholders approved an amendment to our articles of incorporation to increase the number of authorized common shares to 100,000,000 from 65,000,000 shares.

In the quarter ended September 30, 2008, the Company granted employees an aggregate of 189,500 options to purchase our common stock at exercise prices that range from $.50 to $1.01 per share. The options are subject to vesting schedules or vest upon the achievement of defined performance goals. The options were granted in consideration for services. Since the quarter ended on September 30, 2008, the Company has granted employees and members of its Board of Directors an aggregate of 3,435,500 options (including the option to purchase 2.5 million shares of our common stock granted to our new Chief Executive Officer, and including 800,000 options granted to five employee managers vesting upon the achievement of defined performance objectives, 500,000 of such options vesting upon the Company achieving the status of cash flow positive in our business operations in the later part of 2009) to purchase common stock at exercise prices that range from $.18 to $.24 per share. The options include grants under the Company’s 2006 Plan and 2008 Plan to non-employee members of our Board of Directors and our new Chief Executive Officer, and are subject to vesting schedules or vest upon the achievement of defined performance goals.

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

Since June 2007, the Company leases its administrative offices under a non-cancellable operating lease that expires on July 31, 2009. Rent expense for the three and nine month periods ended September 30, 2008 and 2007 totaled approximately $31,642, $77,646, $25,163, and $47,859, respectively.

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

        The Company released a limited availability beta version of its main website on September 1, 2007, released a general availability beta version of its main website on October 1, 2007, and released an updated and enhanced version 2.0 of its main website on January 24, 2008. On October 9, 2007, the Company acquired an online dating and social networking website with the domain name Lovebyrd.com, and re-branded Lovebyrd.com in the quarter ended March 31, 2008 as a related website of Disaboom.com. On February 1, 2008 the Company launched a website with the domain name DisaboomJobs.com, which is dedicated to providing employment-related resources and services to the disability community and their employers. The Company’s main website and related microsites for dating and employment-related resources and services are collectively referred to herein as the Disaboom Network.

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

        We promote the trademarked name of our website, Disaboom.com, and related microsites DisaboomJobs.com and Lovebyrd.com, by primarily implementing a combination of search engine marketing/ search engine optimization (“SEM/SEO”) advertising campaigns, as well as organic and social marketing campaigns, intended to encourage people to visit our sites. We believe that with the present absence of a comprehensive, community-oriented website specifically for people living with or directly affected by disabilities or functional limitations, this traditionally underserved target audience will visit and participate in our community, and contribute to its growth and success.

        Summary of Activities to Date

        Our activities in 2007 were primarily organizational in nature, including planning and developing version 1.0 of our main website (www.disaboom.com) and social networking platform, researching and beginning to implement our marketing and business development initiatives, planning and beginning to establish our sales operations, and continuing to build our management team and staff. During the nine months ended September 30, 2008 our focus has changed from organizational matters and the initial launch of our main website, to operational matters related to (a) expanding the resources, services and capabilities of our main website and social networking platform, (b) launching additional resources and services through related microsites and the Company’s marketplace, (c) integrating our main website and related microsites into the Disaboom Network, (d) driving Internet traffic and registered users into our community, and (e) beginning to generate traditional cost per mille (“CPM”) related advertising and sponsorship revenues, as well as directory services revenues. Accordingly, during the three months ended September 30, 2008, we exited the "development stage" for financial reporting purposes.

        Business Changes and Business Progress

        The Company continues to respond aggressively to changing general economic and internet advertising industry conditions. While the growth of traditional static banner and display advertising has slowed in some online advertising market sectors due to pricing declines, advertising agency commitments, recessionary economic conditions and other factors, the growth of search related, landing page and microsite related, social network related, rich media, and other forms of online advertising are accelerating. During the quarter ended September 30, 2008 and through the filing date of this Form 10-Q, the Company aggressively reduced its investment in online media/advertising related expenditures in response to changing market conditions. We also continue to monitor and evaluate our business needs and resources and may scale back in certain areas that are not deemed essential to the Company’s near term success.

        The Company’s online media/advertising related expenditures were reduced by approximately 80% from the quarter ended September 30, 2008 versus the prior quarter. Excluding marketplace related sales personnel hires and terminations during the quarter ended September 30, 2008, total headcount from the beginning of the quarter through the period ending October 31, 2008 was reduced approximately 20%. Total cash operating expenditures were also reduced approximately 20% during the quarter ended September 30, 2008 versus the previous quarter.

        From the quarter ended June 30, 2008 through the quarter ended September 30, 2008, the Company’s revenue increased 39%, from $141,355 to $196,242. CPM advertising and sponsorship billings increased 54% over the previous quarter to approximately $223,000. The Company’s marketplace, launched in July 2008, realized sales of approximately $140,000 for the quarter ending September 30, 2008, and increased 66% in the month of October 2008 versus September 2008. Total cash collections increased 96%, to $257,815, during the quarter ended September 30, 2008 versus the previous quarter, and increased 195% versus the previous quarter, to $388,895, when including checks received on October 1, 2008.

        Online media/advertising related expenditures were reduced by approximately 80% from the quarter ended September 30, 2008 versus the prior quarter. The purpose of this reduction was to aggressively respond to changing market conditions and to transition the Company to a base of primarily organic traffic. After an initial decline in monthly unique visitors early in the quarter ended September 30, 2008, monthly unique visitors increased 61% during the period from August to September 2008, and increased an additional 52% from September to October 2008, to reach over 620,000 monthly unique visitors. Absolute and relative increases in monthly unique visitors and organic traffic not only reduce the need for advertising and branding campaigns to promote the Disaboom Network via media related expenditures, but also increase the Company’s available advertising impression inventory for CPM and directory services sales.

        The Company anticipates continued accelerating growth in the quarter ended December 31, 2008 as a result of its growing base of monthly unique visitors and portfolio of products, the continuing success of its marketplace and other new product launches, increased operating efficiencies, and the further penetration of its community with primarily organic traffic.

        Focus Going Forward

        Our focus through the quarter ending December 31, 2008, and into 2009 will likely continue to be:

         (i)        the ongoing development and evolution of resources and services related to the Disaboom Network, our social networking platform, our community, and our customers;

         (ii)        the renewal of existing, and sale of new, advertising sponsorship and CPM related agreements, thereby generating revenue and cash flow;

         (iii)        the sale of various types of marketplace directory services, including national and local business listings, national and local packages, and company profiles, thereby generating revenue and cash flow;

         (iv)        to drive internet traffic and registered users to and within our online community, and increase brand awareness, through various online, search engine-related, and organic media campaigns, business development and partnership initiatives, sponsorships, and other activities;

         (v)        the continued growth of our sales and cash collections, as well as the proactive management of our total cash operating expenditures, with the aim of ultimately achieving the status of cash flow positive in our business operations in the later part of 2009; and

         (vi)        to identify and pursue targeted traffic and growth opportunities via acquisitions or other business relationships which are related to the Disaboom Network and the Company’s social networking platform.

        Ultimately, the features and products offered through the Disaboom Network and the Company’s social networking platform, that we will focus our time and resources to, may change due to general market conditions and as a result of which generates revenue and cash flow for the Company.

        We believe that the greater the awareness in the marketplace of the Disaboom Network, our community and brand, and our social networking platform, the greater the amount of market penetration, organic traffic, advertising product opportunities and billable revenue we will experience and capitalize upon.

Results of Operations:

        During 2007, the activities of the Company were primarily organizational in nature. During the nine months ended September 30, 2008, our focus changed from organizational matters to operational matters. As such we are unable to provide a meaningful comparison of our financial condition and results of operations from the recently completed quarter to the comparable quarter last year, or our results of operations of our fiscal 2008 year-to-date versus the comparable periods in fiscal 2007.

        From the quarter ended June 30, 2008 through the quarter ended September 30, 2008, the Company’s revenue increased 39%, from $141,355 to $196,242. During the quarter ended September 30, 2008, CPM advertising and sponsorship billings increased 54% over the previous quarter to approximately $223,000. The Company’s marketplace, launched in July 2008, realized sales of approximately $140,000 for the quarter ending September 30, 2008, and marketplace sales increased 66% in the month of October 2008 versus September 2008. Total cash collections increased 96%, to $257,815, during the quarter ended September 30, 2008 versus the previous quarter, and increased 195% versus the previous quarter, to $388,895, when including checks received on October 1, 2008.

        The Company’s online media/advertising related expenditures were reduced by approximately 80% from the quarter ended September 30, 2008 versus the prior quarter. Excluding marketplace related sales personnel hires and terminations during the quarter ended September 30, 2008, total headcount from the beginning of the quarter through the period ending October 31, 2008 was reduced approximately 20%. Total cash operating expenditures were also reduced approximately 20% during the quarter ended September 30, 2008 versus the previous quarter.

        Online media/advertising related expenditures were reduced by approximately 80% from the quarter ended September 30, 2008 versus the prior quarter. The purpose of this reduction was to aggressively respond to changing market conditions and to transition the Company to a base of primarily organic traffic. After an initial decline in monthly unique visitors early in the quarter ended September 30, 2008, monthly unique visitors increased 61% during the period from August to September 2008, and increased an additional 52% from September to October 2008, to reach over 620,000 monthly unique visitors. Absolute and relative increases in monthly unique visitors and organic traffic not only reduce the need for advertising and branding campaigns to promote the Disaboom Network via media related expenditures, but also increase the Company’s available advertising impression inventory for CPM and directory services sales.

        During the quarter ended December 31, 2007 and through the nine months ended September 30, 2008, the Company began receiving limited amounts of revenue through the sale of advertising and sponsorship products, and directory services, on the Disaboom Network. During the quarter ended September 30, 2007, the Company had no earned revenue from its website as we were still in the planning and early development stage of our website. Compared with the quarter ended June 30, 2008, the Company’s revenue increased 39%, from $141,355 to $196,242 during the quarter ended September 30, 2008. Existing sales agreements range in term from one month test agreements to twelve month agreements over which the contract value is earned and recognized as revenue. Advertising revenue is recognized ratably over the period in which it is earned through the development of sponsor landing pages, microsites and channels, publishing business listings or company profiles, or the delivery of advertising impressions by recognized and independent third party vendors.

        For the quarter ended September 30, 2008, the Company experienced a net loss of $2,322,753 or ($.05) per share, compared to a net loss of $2,440,632, or ($.09) per share during the comparable period in the previous year. During the quarter ended September 30, 2008, our operating expenses totaled $2,460,447 as compared to $2,458,037 for the comparable quarter in 2007. As of September 30, 2007, the Company had 21 full time and no part time employees, and outsourced all of its design, development and marketing efforts related to the initial limited and general availability launches of its main website. As of September 30, 2008, the Company had 33 full time and 3 part time employees dedicated to all aspect of the Company’s website and content development, sales, and administrative operations, and limited third Party vendor relationships. Total cash operating expenditures were reduced approximately 20% during the quarter ended September 30, 2008 versus the quarter ended June 30, 2008.

Liquidity and Capital Resources

        As of September 30, 2008 we had current assets of $3,844,207, including $1,957,798 in cash and cash equivalents, and $1,337,982 in short-term investments. Total cash, cash equivalents and short-term investments were $3,295,780.

        During our fiscal year ended December 31, 2007 and in the fiscal quarters ended March 30, 2008, June 30, 2008 and September 30, 2008, we generated limited amounts of advertising revenues. Although our revenues generated increased 39% in the quarter ended September 30, 2008 versus the quarter ended June 30, 2008, we currently fund our operations primarily through funds raised in private placements of our equity securities completed in March, September, October and December 2007 and March and April 2008. In March 2008, we received additional funds upon the exercise of certain warrants that the Company issued in September and October 2007.

         The Company currently maintains a bank account through Cambridge Investment Research Advisors, Inc. Through this account the Company invests a portion of its cash in short term commercial notes that are highly liquid and historically low risk. Subsequent to September 30, 2008, the current credit crisis in the United States has continued and capital market conditions have been highly volatile. The market value of the Company's short-term investments have declined and the Company has recorded an additional unrealized loss of approximately $170,800 for the month ended October 31, 2008, which represents approximately 13% of the Company’s short-term investments.

        We expect the proceeds from these offerings, including proceeds collected from the exercise of the warrants, to be sufficient to cover our costs and expenses into at least the third quarter of 2009. However, estimates for expenses may change in which case our capital would not be sufficient for this time period and we may determine it is appropriate to raise additional capital for working capital and general corporate purposes. If we need, or elect, to obtain additional debt or equity financing, there can be no assurance that additional financing will be available on reasonable terms, if at all.

ITEM 4T.   Controls and Procedures.

a.	Disclosure Controls

        As of September 30, 2008, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

PART II — OTHER INFORMATION

ITEM 1.   Legal Proceedings

        On February 29, 2008, the Company filed a complaint against Cowboy International, Inc. (“Cowboy”) in the District Court for the County of Arapahoe, Colorado. On March 20, 2008, Cowboy removed the case from state court to the United States District Court for the District of Colorado. On April 2, 2008, Cowboy filed counterclaims seeking amounts allegedly due under the services agreement and seeking monetary damages. On September 11, 2008, the United States District Court dismissed the case upon the parties’ submission of a joint stipulation for settlement and mutual releases. On that date the parties enter into a mutual settlement agreement and release, with neither party admitting liability, and pursuant to which Disaboom paid Cowboy $90,000.

ITEM 1A.   Risk Factors

        Other than the following, there have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 or in our subsequent Quarterly Reports on Form 10-Q:

We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

With our projected operations and expenditures, we expect that our current financial resources are sufficient to fund our operations into at least our third quarter of fiscal 2009. However, we may deem that it is appropriate to raise additional funds for general corporate and working capital purposes. We cannot assure you that capital will be available on reasonable terms, if at all. Therefore, the inability to raise additional funds, either through equity or debt financing, could materially impair our ability to generate revenues. Any sale of a substantial number of additional shares, or convertible securities, may cause dilution to your investment and could also cause the market price of our common stock to decline.

In addition, the United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

ITEM 2.   Unregistered Sale of Equity Securities and Use of Proceeds

        The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sale of equity securities that occurred during the quarter or subsequently and not previously reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2008 or in a current report on Form 8-K.

        On July 1, 2008, pursuant to the Company's 2006 Stock Option Plan ("the Plan"), we granted employees an aggregate of 30,000 options to purchase our common stock exercisable at $1.01 per share with 10,000 options vesting pro-rata on a annual basis over a three year period from the date of grant, and 20,000 options vesting on a quarterly basis over a one year period from the date of grant upon the achievement of certain defined performance goals. The options were granted in consideration for the recipients’ expanded responsibilities and continuing services to be rendered as employees. To the extent these option grants constituted “sales” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for the grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

        On August 11, 2008, pursuant to the Plan, we granted an employee 5,000 options to purchase our common stock exercisable at $0.53 per share with the options vesting on a pro-rata basis over a three year period from the date of grant. The option was granted in consideration for the person agreeing to become a Company employee and for services to be rendered in the recipient’s capacity as an employee. To the extent this option grant constituted a “sale” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company she requested (or believed appropriate) and received answers to all questions she (and her advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

        On August 25, 2008, pursuant to the Plan, we granted an employee 5,000 options to purchase our common stock exercisable at $0.55 per share with the options vesting on a pro-rata basis over a three year period from the date of grant. The option was granted in consideration for the person agreeing to become a Company employee and for services to be rendered in the recipient’s capacity as an employee. To the extent this option grant constituted a “sale” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company she requested (or believed appropriate) and received answers to all questions she (and her advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

        On August 27, 2008, pursuant to the Plan, we granted an employee an aggregate of 20,000 options to purchase our common stock exercisable at $0.50 per share with the options vesting on a pro-rata basis over a three year period from the date of grant. The option was granted in consideration for the person agreeing to become a Company employee and for services to be rendered in the recipient’s capacity as an employee. To the extent this option grant constituted a “sale” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he (and his advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

        On September 10, 2008, pursuant to the Plan, we granted employees an aggregate of 105,000 options to purchase our common stock exercisable at $0.52 per share with the options vesting on a pro-rata basis over a three year period from the date of grant. The options were granted in consideration for the recipients’expanded responsibilities and continuing services to be rendered as employees. To the extent these option grants constituted “sales” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for the grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

        On October 7, 2008, pursuant to the Plan, we granted employees an aggregate of 72,000 options to purchase our common stock exercisable at $.24 per share with the options vesting on a monthly basis over a one year period from the date of grant upon the achievement of certain defined performance goals. The options were granted in consideration for the recipients’ expanded responsibilities and continuing services to be rendered as employees. To the extent these option grants constituted “sales” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for the grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

        On November 4, 2008, pursuant to the Plan, we granted an employee an aggregate of 2,500,000 options to purchase our common stock exercisable at $.20 per share with the options vesting quarterly on a pro-rata basis over three years, including partial accelerated vesting if the Company undergoes a change in control event. The option was granted in consideration for the recipient’s expanded responsibilities and continuing services to be rendered as an employee. To the extent these option grants constituted “sales” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for the grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information and believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he (and his advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

        On November 5, 2008, pursuant to the Plan, we granted employees an aggregate of 800,000 options to purchase our common stock exercisable at $.18 per share with the options vesting on a quarterly basis over approximately a one year period from the date of grant upon the achievement of certain defined performance goals. The options were granted in consideration for the recipients’ expanded responsibilities and continuing services to be rendered as employees. To the extent these option grants constituted “sales” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for the grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes; and (iv) the employee is an accredited investor. No commissions or other remuneration was paid in connection with this issuance.

        On November 5, 2008, pursuant to the Company’s 2008 Stock Option Plan, we granted six of our director’s options to purchase our common stock exercisable at $0.18 per share. Five directors were granted an option to purchase 75,000 shares of our common stock and one director was granted an option to purchase 50,000 shares of common stock. All of the options granted vest in full one year from the date of grant. The options were granted in consideration for the director’s services to the Company for certain director’s serving on committees of the Board of Directors. To the extent these option grants constituted “sales” of securities we relied on the exemptions from registration provided by Section 4(2) and 4(6) under the Securities Act of 1933 for the grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; (iii) believed that for each grant the recipients obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes; and (iv) each of the directors is an accredited investor. No commissions or other remuneration was paid in connection with this issuance.

ITEM 4.   Other Information

On November 5, 2008 we held our annual meeting of shareholders. We reported the results of that meeting in a current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2008.

ITEM 6.   Exhibits.

3.1	Articles of Incorporation, as amended (1)
3.1.1	Amendment to the Articles of Incorporation(2),(4)
3.2	Bylaws (3)
10.1	2008 Stock Option Plans
31.1	Certification of CEO and CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-QSB, filed May 15, 2007.
(2)	Incorporated by reference from Form 8-K, filed August 24, 2007.
(3)	Incorporated by reference from Form 8-K, filed March 6, 2008.
(4)	Incorporated by reference from Form 8-K, filed November 7, 2008.
(5)	Incorporated by reference from Form S-1/A-2, filed October 16, 2003.

DISABOOM INC.

SIGNATURES

        In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISABOOM, INC.
November 14, 2008	By:	/s/ John Walpuck
John Walpuck, President, Principal Financial Officer and Principal Executive Officer