Form 10-K
period 2008-12-31
Disaboom, Inc.
filed 2009-03-20
CIK 1393901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ______

Commission file number: 000-52558

DISABOOM, INC
(Name of small business issuer in its charter)

Colorado	20-5973352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7730 E. Belleview Ave, Suite A-306 Greenwood Village, CO 80111	80111
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Registrant's telephone number, including area code:   (720) 407-6530

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well known, seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes ☐    No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:    Yes ☐    No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2008 was approximately $28,459,389 based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the NASD OTC-Bulletin Board. Shares of Common Stock held by each executive officer and director and each person owning more than 10% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, as of March 19, 2009, was 44,801,937 shares.

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

        The Company released a limited availability beta version of its main website on September 1, 2007, and released an updated and enhanced general availability version of its main website on January 24, 2008. On October 9, 2007, the Company acquired an online dating and social networking website with the domain name Lovebyrd.com, and re-branded Lovebyrd.com in the quarter ended March 31, 2008 as a related website of Disaboom.com. On February 1, 2008 the Company launched a website with the domain name DisaboomJobs.com, which is dedicated to providing employment-related resources and services to the disability community and their employers. The Company’s main website and related microsites for dating and employment-related resources and services are collectively referred to herein as the Disaboom Network.

        There are more than 54 million American adults living with disabilities or functional limitations today in the United States alone, and over 650 million worldwide. We believe Disaboom offers a new solution to the challenges and difficulties faced by this traditionally underserved market. Persons living with disabilities or functional limitations have unique needs, as do the people in their lives who are directly affected by such disabilities or functional limitations.

        We promote the trademarked name of our website, Disaboom.com, and related microsites DisaboomJobs.com and Lovebyrd.com, by primarily implementing a combination of search engine marketing/search engine optimization (“SEM/SEO”) advertising campaigns, as well as social marketing and social media campaigns, intended to encourage people to visit our sites. We believe that with the present absence of a comprehensive, community-oriented website dedicated to people living with or directly affected by disabilities or functional limitations, this traditionally underserved target audience will visit and participate in our community, and contribute to its growth and success.

        Summary of Activities to Date

        Our activities in 2007 were primarily organizational in nature, including planning and developing version 1.0 of our main website (www.disaboom.com) and social networking platform, researching and beginning to implement our marketing and business development initiatives, planning and beginning to establish our sales operations, and continuing to build our management team and staff. During the twelve months ended December 31, 2008 our focus changed from organizational matters and the initial launch of our main website, to operational matters related to (a) expanding the resources, services, product offerings and capabilities of our main website and social networking platform, (b) launching additional resources and services through related microsites and the Company’s marketplace, (c) integrating our main website and related microsites into the Disaboom Network, (d) driving Internet traffic into our community, and (e) beginning to generate traditional cost per mille (“CPM”) related advertising and sponsorship revenues, as well as directory services revenues.

        Business Changes and Business Progress in the Context of General Economic Conditions

        Beginning in the three month period ended September 30, 2008, the Company implemented actions aimed to respond aggressively to changing general economic and internet advertising industry conditions. While the growth of traditional static banner and display advertising has generally slowed in several online advertising market sectors due to pricing declines, advertising agency commitments, budget cutbacks, recessionary economic conditions and other factors, we believe the growth and outlook of niche market, search related, targeted landing page and microsite related, social network related, targeted rich media, and other forms of targeted and niche online advertising remains relatively strong. Beginning in the three month period ended September 30, 2008 through December 31, 2008, and through the filing date of this Form 10-K, the Company aggressively reduced its investment in online media/advertising related expenditures. We also continue to constantly monitor and evaluate our business needs and resources and may scale back in certain areas that are not deemed essential to the Company’s near term success.

        The Company’s online media/advertising related expenditures were reduced by approximately 80% from the quarter ended September 30, 2008 versus the prior quarter, and approximately 90% from the three month period ended December 31, 2008 versus the quarter ended September 30, 2008. Total cash operating expenditures were also reduced approximately 20% during the quarter ended September 30, 2008 versus the previous quarter, and approximately 40% from the three month period ended December 31, 2008 versus the quarter ended September 30, 2008.

        In addition to the foregoing, from the quarter ended June 30, 2008 through the quarter ended September 30, 2008, the Company’s revenue increased 39%, from $141,355 to $196,242. From the quarter ended September 30, 2008 through the three month period ended December 31, 2008, the Company’s revenue increased approximately 86%, from $196,242 to $364,695. Total cash collections increased 66%, to $219,095, during the quarter ended September 30, 2008 versus the previous quarter, and increased 70% for the three month period ending December 31, 2008 versus the quarter ended September 30, 2008. The Company’s revenue increased approximately 800%, from $83,682 to $752,152 during the twelve month period ended December 31, 2008 versus the prior year.

        Online media/advertising related expenditures were reduced by approximately 80% from the quarter ended September 30, 2008 versus the prior quarter, and approximately 90% from the three month period ended December 31, 2008 versus the quarter ended September 30, 2008. The purpose of this reduction was to aggressively respond to changing market conditions and to transition the Company to a base of primarily organic traffic. After an initial decline in monthly unique visitors early in the quarter ended September 30, 2008, monthly unique visitors increased 50% during the period from August to September 2008, and increased an additional 57% from September to October 2008, to reach over 656,000 monthly unique visitors. From the quarter ended September 30, 2008 through the three month period ended December 31, 2008, the Company’s unique visitors increased approximately 240% to reach over 3.2 million unique visitors. Absolute and relative increases in monthly unique visitors and organic traffic not only reduce the need for advertising and branding campaigns to promote the Disaboom Network via media related expenditures, but also increase the Company’s available advertising impression inventory for CPM and directory services sales.

        Throughout the twelve month period ending December 31, 2008, the Company’s CPM advertising impression inventory remained sold out. During the period from September 2008 through December 31, 2008, as the Company’s internet traffic increased substantially, the Company’s deliveries of CPM advertising commitments and related sponsorship obligations, billings and earned revenue correspondingly grew significantly, enabling the Company to begin to hire, train and re-invest in dedicated CPM and sponsorship sales executives in late December 2008 and into 2009.

        While early in 2009 the Company experienced delays in the renewals and implementation of several 2008 advertising campaigns and a generally “softer” market among smaller advertisers, the Company’s recently hired CPM and sponsorship sales personnel are aggressively proposing on a variety of advertising and sponsorship opportunities for the second calendar quarter of 2009. The Company anticipates continued substantial growth in 2009 as a result of its niche advertising market opportunity, growing base of monthly unique visitors and portfolio of products, continued operating efficiencies, and the further penetration of its community with primarily organic traffic.

        Focus Going Forward

        Our focus through the period ending December 31, 2008 and into 2009 will likely continue to be: (i) the ongoing development and evolution of our portfolio of products, resources and services related to the Disaboom Network, our social networking platform, our community, and our customers;

        (ii)        the renewal of existing customer contracts, and sale of new advertising sponsorship, CPM, email, newsletter, job posting, and lead generation products, thereby generating revenue and cash flow;

        (iii)        the sale of various types of marketplace directory services, including business listings and company profiles, thereby generating revenue and cash flow;

        (iv)        to drive internet traffic to and within our online community, and increase brand awareness, through various online, search engine-related, social marketing and social media campaigns, business development and partnership initiatives, and other activities;

        (v)        to release a re-designed, updated, and significantly enhanced version of its main website (www.disaboom.com) during the summer of 2009; and

        (v)        the continued growth of our sales and cash collections, as well as the proactive management of our total cash operating expenditures, with the aim of ultimately achieving the status of cash flow positive in our business operations in the later part of 2009.

        Ultimately, the features and portfolio of products offered through the Disaboom Network and the Company’s social networking platform that we will focus our time and resources to, may change due to general market conditions and as a result of which generates revenue and cash flow for the Company.

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

Our Product

        We believe that Disaboom.com currently is the only comprehensive, interactive online community dedicated to serving the specific needs of persons living with or directly affected by a disability or functional limitation. Disaboom.com is not solely a medical information website providing healthcare content about a particular condition or diagnosis, but a community based website and comprehensive resource addressing a broad range of topics and issues related to “living with” a disability or functional limitation. The primary components of our website are content, community, and microsites, each of which serving as a gateway and complementary resource to the other.

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

        The Livingsection of our website focuses on providing people living with a disability or functional limitation the information and resources they need to engage in the daily challenges, opportunities, and activities of their lives. In addition, it provides people directly affected by a disability or functional limitation (e.g., caregivers, immediate family or friends, rehabilitation providers, etc.) the information and resources they need to provide understanding, support and assistance to those in their lives who currently live with a disability or functional limitation. The Living section is currently composed of the following channel categories:

•	Lifestyle
•	Caregivers
•	Education
•	Advocacy & Politics
•	Adaptive Driving
•	Accessible Homes
•	Disability Resources

The types of information included in each of these channel categories are:

        Lifestyle.       Topics in the Lifestyle area currently include Accessible Travel, Adaptive Sports, Assistive Technology, Baby Boomers, Dating & Relationships, Disability Books, Disability Employment, Disabled Veterans, Living Forward, Movies, Music, Parenting Special Needs Children, Theater & Dance, and TV. Lifestyle includes feature articles, how-to pieces, personal narratives, individual profiles, and short, actionable “info briefs.” Examples of these types of articles are “Functional Kitchens Have Universal Appeal,” “Tired of Typing? Try Talking to Your PC,” “I’m an Ironman,” (a profile of Trish Downing, the first female paraplegic to compete in an Ironman-length triathlon), and “How to Talk to Your Doctor about Pain.”

         Caregivers.       This section provides dozens of articles of various aspects of being a caregiver for someone with a disability. This may include caregiving for a child, spouse, sibling, parent, or friend. The focus is on resources, “how-to,” and special topics such as stress management and service animals.

        Education.       Higher education is the focus of the Education section, including scholarship resources, articles on student success strategies, overviews of online education options, and career-education insights.

        Advocacy & Politics.       Disability-related laws and legislation, rights, initiatives, benefits, and policies are addressed here, in articles, resource listings, “how-to,” and overview articles.

        Adaptive Driving.       For drivers with disabilities, this section comprises blogs and articles on accessible racing, car enthusiasts, RV-ing and camping, adaptive driving, and adaptive driving equipment.

        Accessible Homes.       Geared toward those needing to remodel an existing home or build a new home to accommodate a disability, this section includes articles, blogs, tips, book excerpts, and accessibility calculators all related to creating an accessible home.

        Disability Resources.       These resources include information about emergency preparedness, organizations, and the full texts of disability laws.

        The Health section of our website is intended to provide comprehensive medical information and education on disability-related conditions. It is designed to enable people living with, or directly affected by a disability or functional limitation, including the newly-diagnosed, to better understand their conditions, their treatment options, and what they need to know from a health perspective for their day-to-day lives. The Health section is not a series of simple medical briefs or summaries about a particular condition, instead we believe it is a comprehensive medical resource providing authoritative information written by medical experts on:

•	Amyotrophic lateral sclerosis (ALS, or Lou Gehrig's Disease)
•	Ankylosing spondylitis

•	Brain and traumatic brain injuries
•	Cancer
•	Cerebral palsy
•	Deafness, hearing loss
•	Diabetes
•	Fibromyalgia
•	Hip & knee surgery
•	Multiple sclerosis
•	Muscular dystrophy
•	Amputations (upper and lower extremities of adult and pediatric)
•	Orthopedics (hip replacements, knee replacements, back surgery)
•	Arthritis Center (includes osteoarthritis, rheumatoid arthritis, gout, pseudogout, ankylosing spondylitis, reactive arthritis and reiter's arthritis, psoriatic arthritis, enteropathic arthritis, Lyme disease and other infectious arthritis)
•	Depression
•	Pain Center (includes Pain - overview, fibromyalgia, back pain, neck pain, shoulder pain, sciatica, herniated disc, myofascial pain, phantom pain, reflex sympathetic dystrophy as well as complex regional pain syndrome, depression and pain (one topic)
•	Parkinson's disease
•	Pediatrics (spina bifida, cerebral palsy, brachial plexus palsy)
•	Spinal cord injuries (includes sexuality and fertility)
•	Sports concussion
•	Stroke and stroke prevention
•	Vertigo (dizziness)
•	Visual deficits & rehabilitation
•	Women's health (includes osteoporosis, pelvic pain, and urinary incontinence)

        The foregoing conditions were selected for Disaboom.com’s initial focus based on the number of people currently living with the particular condition, recent growth rates in particular conditions, associated chronic conditions, and other considerations. For example, for the following major conditions:

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

        Community

        Disaboom.com provides a Community section designed to give users an opportunity to share their stories and challenges, respond to others’ stories, and develop friendships and connections based on shared interests and experiences. The Community section is also designed to engage visitors in such a way that they visit and participate interactively on the site at a high frequency, thereby increasing site visits, repeat visitors, and amount of time visitors spend on the site.

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

         Discussions.        Discussion forums are intended to cultivate conversation in the community. Forums provide an easy vehicle for members to ask questions of each other, engage in debate, and give back to the community by sharing experiences and expertise. We included and established forums as part of the general availability release of our website on October 1, 2007, and the community has taken over. Discussions cover a multitude of topics ranging from medical topics such as ‘Living with Fibromyalgia’ to personal questions such as ‘Do you want attention (for your disability)?’ We currently have over 50,000 forum topics within our community.

         Chat.         Members can connect with each other in real time through the chat section of community. Chat enables instant live connections between users and facilitates meaningful, immediate interaction and conversation.

         Groups.     Groups were launched in January 2008 and provide a way for site members to connect with each other based on common interests and/or experiences. For example, several bloggers who write regularly about their roles as caregivers may decide to start a caregiver group. Members of the group will be able to post topic-related blogs, pictures, and videos directly to the group’s online location. Instead of having to keep track of multiple blogs and blog authors, individuals interested in reading caregiver-themed content will be able to simply subscribe to the Caregiver Group. All members will have the ability to start a group and gather like-minded members to their cause. There are currently about 70 active groups within our community and growing.

        Video

        In addition to the Living, Health, and Community sections, Disaboom also offers a Video section where various Disaboom and third party produced videos are available for viewing by site visitors and registered members of our community. These may include promotional videos, event-related videos, or professionally-produced videos that Disaboom or its partners have created to share with the Disaboom community; in addition, we anticipate adding the capability to upload user generated videos within the next three to six months.

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

        Dating. On October 9, 2007, we acquired the rights to the internet domain and website of Lovebyrd.com, an online dating and social networking service for individuals living with disabilities and other conditions that make it difficult to meet and connect with other people. In February 2008 we began re-branding Lovebyrd.com as a related website of Disaboom.com

        DisaboomJobs. The Company’s internet domain DisaboomJobs.com currently provides services to both our community as well as employers. Approximately 15 years after the enactment of the Americans with Disabilities Act, while estimates vary widely, the unemployment rate of people living with disabilities remains substantial. Through DisaboomJobs, members of the community can currently search for job openings from a database of over 500,000 open positions. DisaboomJobs also provides information about employment related consulting and other services, directly related to our community, which the Company can provide to corporations who employ people living with a disability. For example, employers are eligible for certain federal and state tax credits and incentives for hiring eligible employees with a disability, and corporations contracting with the Federal Government are responsible for compliance with disability-related physical accommodations, website accessibility, and other requirements. Visitors to DisaboomJobs are able to post their resumes via a resume builder, with the aim of enhancing the capabilities of job seekers to search for job openings which may be a better fit given their unique needs, and continuing to increase content and “how to” information for users regarding their careers, employment and job search, and for employers on both Disaboom.com and DisaboomJobs.com.

        Website and Marketplace Advertising

        We expect that a significant source of our revenue will continue to be generated from traditional CPM display advertising and sponsorship sales. Traditional CPM display advertising and various sponsorship product fees and rates vary depending upon location, placement, size of the advertisement, and other factors. For example, premium rates are charged for home page, condition landing page, and section sponsorships while a lesser fee will apply to run of site advertisements which continuously rotate throughout the main website and/or Disaboom Network. On July 7, 2008, the Company launched a marketplace business directory on its main disability related website www.disaboom.com. The marketplace enables local and national business owners and managers a cost-effective channel to reach our targeted community through searchable national and local business listings, text advertising packages linked to its business listing products, and the ability to build and upload a company profile on Disaboom’s disability employment related website www.disaboomjobs.com. Company profiles enable local and national business owners and managers to become a featured company interested in and committed to the employment of people living with a disability or functional limitation. We are promoting our portfolio of products to a broad base of dedicated and disability related industries, including to medical equipment, online learning, consumer products, and the travel and tourism industries.

        Competition

        We compete in the market for internet services and information which is a highly competitive and volatile market. We compete with other profit and nonprofit medical information websites such as WebMD.com, RevolutionHealth.com and Healthcommunities.com for our medical information services. However, our community is targeted and dedicated to persons living with or directly affected by disabilities or functional limitations which we believe provides us a competitive advantage versus general medical information or diagnosis-oriented websites.

        We compete with other social networking websites for social networking services such as MySpace.com, Friendster.com, Facebook.com, Bebo.com, Xanga.com, Ning.com, eHarmony.com, and Match.com. We hope to develop a loyal base of site visitor and participants through the social networking aspect of the website, which in-turn will help generate various types of advertising and sponsorship sales specifically targeted to consumers of disability related products and services. We believe we have a competitive advantage over general social networking sites because we are targeting, through a broad array of content, community, and other services, a specific group of persons with specific consumer and information needs.

        We compete with large general internet service companies such as Google, Inc., Yahoo!, Inc., Microsoft, Inc., and America Online for online marketing and advertising. However, because our website content is specifically targeted to persons living with, or directly affected by disabilities or functional limitations, the Company believes there will be little competition for advertisement and sponsorship sales targeting that specific market. We compete with full service information, product, and networking sites for the disabled community such as Disabled-World.com. We compete with Craig’s List and eBay for online sales of consumer goods from consumer to consumer through our classifieds section. However, our classifieds will be specifically targeted to consumers of disability related products. We believe that through our marketing and branding efforts, ongoing product development, the depth and breadth of our content, quality customer service, and partnerships and relationships with advertisers, sponsors, medical professionals, and other leaders in the health industry we will be able to develop, and retain, a loyal client base in order to compete effectively in the very competitive online marketplace.

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

        In order to develop a trademark portfolio and protect the Company’s brand, we have registered the following trademarks with the U.S. Patent and Trademark Office on the Principal Register: the word mark DISABOOM, registration numbers 3544049 and 3437483, the word plus design mark for Disaboom, registration number 3490074, and the word mark LIVE FORWARD, registration number 3439778. We abandoned an application for the word mark DISABOOM.COM.

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

        -FTC regulation of general internet advertising and marketing

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

        Employees

        As of March 9, 2009 we had 30 employees, 27 of which are full time and three of which are part time.

ITEM 1A RISK FACTORS

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below.

We have a lack of operating history and lack of revenues from operations and are uncertain we will be able to maintain sufficient cash to accomplish our business objectives.

To date we have only realized nominal revenues and have limited operating history. For the year ended December 31, 2008 we incurred a net loss of $10,813,591. Further, our only significant assets are our websites. Our ability to successfully generate revenues from our websites is dependent on a number of factors, including availability of funds to continue to add content to the site, to adequately develop and maintain the website as outlined in our business plan, to commercialize our website through advertising, sponsorships and strategic alliances, and to attract and retain visitors to our site. There can be no assurance that we will not encounter setbacks with our websites. With our projected operations and expenditures we expect that our current financial resources are sufficient to fund our operations into the fourth calendar quarter of 2009.

To date the Company has in large part relied on equity financing to fund our operations. In March 2009 we raised additional equity funds through a private placement. We currently project that our current on-hand financial resources, our 2009 expected revenue growth, plus the equity funds raised in March 2009, will provide sufficient funds to meet our cash flow needs through December 31, 2009. However, we cannot provide any assurance that our projections will prove accurate or that unexpected liquidity needs will not arise. As such, we may need to attempt to raise outside capital through either debt or equity financing during the 2009 fiscal year to fund our operations. Management and our Board of Directors continually monitors our financial resources and may adjust our planned business activities and operations in an attempt to ensure we have sufficient operating capital.

We have limited liquidity and may have the need for subsequent funding.

We will attempt to adjust our expenditures in consideration of our financial resources.  Company management and our board of directors monitor our actual and projected sales, costs and expenses on a regular basis and, if necessary, adjust Company priorities and planned expenditures in an attempt to ensure we have sufficient operating capital. We have and will continue to evaluate our actual and projected costs and expenditures for our business operations. The weak US and global economy combined with instability in global financial and capital markets have currently limited the availability of equity funding and reduced demand across many industries, including the internet advertising industry. While, as described in the previous risk factor, the Company anticipates it can fund its operations into the fourth calendar quarter of 2009 at which point it believes it will become cash flow positive, there is no guarantee that it will be able to achieve its financial projections and projected status of cash flow positive during these highly volatile and unpredictable economic and capital market conditions. If the disruptions in the global financial and capital markets continue, and the Company requires additional funding, debt or equity financing may not be available to us on acceptable terms, if at all. Further, equity financing, if available, may result in substantial dilution to existing stockholders.  If we are unable to fund our current and planned operations our business, financial condition and results of operations will be adversely impacted.

The business of providing services over the internet is difficult to evaluate and our business model is unproven.

Because we recently began our business operations during the quarter ended March 30, 2008, it is difficult to evaluate our business and prospects. Our revenue and income potential is unproven and our business model is emerging. We may never achieve favorable operating results or profitability.

We may be unable to generate significant advertising or sponsorship revenues.

We expect to derive a significant portion of our revenues from advertising and sponsorship through our main website and our related microsites. We may not, however, be able to generate adequate advertising or sponsorship revenues. There are no widely accepted standards that measure the effectiveness of web advertising. Advertisers and sponsors that have traditionally relied on other advertising media may be reluctant to advertise on the web. Advertisers that already have invested substantial resources in other advertising or sponsor methods may be reluctant to adopt a new strategy and our business would be adversely affected.

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

Although we released a limited availability beta version of our main website on September 1, 2007, and released an updated and enhanced general availability version of our main website on January 24, 2008, we are continuing to develop portions of our website and our business operations. Payments for website development and expansion of our operations have and will result in significant operating costs. If we are unable to generate revenues that are sufficient to cover our significant operating costs, our results of operations will be materially and adversely affected. In addition, we may experience periods of rapid growth, including increased staffing levels. Such growth will place a substantial strain on our management, operational, financial and other resources. Moreover, we will need to train, motivate and manage employees and partners, as well as attract sales, technical and other professionals. Any failure to expand these areas and implement such procedures and controls in an efficient manner and at a pace consistent with our business objectives would have a material adverse affect on our business, financial condition and results of operations.

We are dependent on our key personnel, and the loss of any could adversely affect our business.

We depend on the continued performance of the members of our management team, particularly John Walpuck. Mr. Walpuck has contributed significantly to the expertise of our team and the position of our business. Mr. Walpuck has entered into a two-year employment agreement with the Company. If we lose the services of Mr. Walpuck, and are unable to locate suitable replacements for him in a timely manner, it could have a material adverse effect on our business. We do not have, and we do not expect to obtain, key man life insurance for any members of management in the foreseeable future.

We face significant competition; and, our competitors may have greater resources or research and development capabilities than we have, and we may not have the resources necessary to successfully compete with them.

Our business has been to create an interactive online resource for people living with or directly affected by disabilities or functional limitations. We are currently not aware of any significant competitors commercially offering this resource; however, the online marketplace for general healthcare information, resources, products and services, as well as social networking, is intensely competitive, rapidly evolving and subject to rapid technological change. As we continue to develop and launch modifications and updated releases of our websites, we have found the internet and advertising business is highly competitive, and we may face increasing competition. Additionally, we are aware that many of our potential competitors operating in the online marketplace for general healthcare information, resources and services have greater financial and technical resources, more experience in research and development, and more established marketing and distribution capabilities than we have. Some of our customers may also complete with us. These organizations are also better known and have more customers. We may be unable to compete successfully against these organizations if they expand their focus and operations to directly target our marketplace serving people living with or directly affected by disabilities or functional limitations.

We also compete for visitors, members, consumers, content and service providers, advertisers, sponsors, partners and acquisition candidates with a range of companies, including the following categories of companies:

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

Our success depends greatly on (i) the successful and ongoing development of our website and related micro sites, and (ii) maintaining our sites to minimize delays and systems problems. Our customer satisfaction and our business could be harmed if we or our customers experience system delays, failures or loss of data. The occurrence of a major catastrophic event or other system failure at any of our or our vendor facilities could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of internet connections from customers to our systems and vendors. These connections, in turn, depend on the efficient operation of Web browsers, internet service providers and internet backbone service providers, all of which have had periodic operational problems or experienced outages.

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

If we are unable to provide services which generate significant traffic to our websites, or we are unable to enter into distribution relationships which drive significant traffic to our websites, our >business could be harmed, hampering our ability to increase our revenues.

Our success is largely dependent on the number of visitors to our websites, the number of page views and in turn, advertising and sponsorship revenue. Our marketing plan is measured by the number of page views or website hits we receive. Although management has based its estimates on what it believes to be reasonable assumptions, there can be no assurance that the number of page views can be accurately predicted, which in turn will substantially impact the ability to attract the requisite purchasers with spending power as well as advertisers and sponsors to our site, who advertise based on website traffic numbers. A material reduction in our website hits will substantially affect our business plan, projected revenues and net income.

The majority of our revenues will be derived from traditional CPM display advertising and sponsorships, and the reduction in spending by or loss of current or potential advertisers or sponsors would cause our revenues and operating results to decline.

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

Our success depends in part upon our ability to create, license and aggregate compelling content from third parties, and deliver that content through our websites. We provide audio and video content to our users, and we believe that users will increasingly demand high-quality audio and video content, including user-generated content, such as music, film, speeches, news footage, concerts and other special events. Such content may require us to make substantial payments to third parties from whom we license or acquire such content. Our ability to maintain and build relationships with third-party content providers is critical to our success. In addition, as new methods for accessing the internet become available, including through alternative devices, we may need to enter into amended content agreements with existing third-party content providers to cover these new devices. Also, to the extent that we develop content of our own, our current and potential third-party content providers may view our services as competitive with their own, and this may adversely affect their willingness to contract with us. We may be unable to enter into new, or preserve existing, relationships with the third parties whose content we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us, and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other webcasters and other media such as radio or television may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate the Company from other businesses. If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that we provide, or if we do not develop compelling editorial content or personalization services, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

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

Federal, state and international laws and regulations may govern the collection, use, sharing and security of data that we receive from our users and partners. In addition, we have, and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business. Further, the failure or perceived failure to comply with our policies or applicable requirements related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us and ultimately in a loss of users, partners or advertisers, which could adversely affect our business. In addition, the interpretation and application of user data protection laws are in a state of flux. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

Our common stock is subject to the penny stock rules which limit the market for our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

        In June 2007 we entered into a Sublease Agreement for the lease of office space at 7730 E. Belleview Avenue, Suite A-306, Greenwood Village, CO 80111, which we utilize as our corporate offices. The sublease commenced June 15, 2007 and terminates on July 31, 2009. We pay $7,667 per month under the terms of the sublease.

        On July 8, 2008 we entered into a lease agreement for the lease of additional office space. The lease commenced July 11, 2008 and terminates on July 31, 2009. We pay $3,249 per month under the terms of the lease.

ITEM 3. LEGAL PROCEEDINGS

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 5, 2008 we held our annual meeting of shareholders. We reported the results of that meeting in a current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Shares of our common stock began trading on the NASD – OTC Bulletin Board on May 30, 2007. As of March 20, 2009, there were approximately 245 holders of record of our common stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in ‘street name.’

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

Quarter ended	High	Low

June 30, 2007	$1.87	$1.15
September 30, 2007	$1.60	$1.20
December 31, 2007	$1.70	$1.30
March 31, 2008	$1.60	$0.94
June 30, 2008	$1.42	$1.06
September 30, 2008	$1.01	$0.25
December 31, 2008	$0.25	$0.12

The closing sales price of the Common Stock as reported on March 18, 2009, was $.14 per share.

        Dividends

        Since its inception the Company has not declared or paid cash or other dividends on its Common Stock. The Company has no plans to pay any dividends, although it may do so if it’s financial position changes.

Securities Authorized Under Equity Compensation Plans Information

        The Company currently has two equity compensation plans.  The 2006 Stock Option Plan (the “2006 Plan”) was approved by the Board of Directors and adopted by the shareholders on November 13, 2006.  Our Board of Directors has adopted three amendments to the 2006 Plan which have increased the number of shares reserved under the 2006 Plan from 1,750,000 to 7,000,000. These amendments were adopted on April 2, 2007 (“Amendment No. 1”), June 26, 2007 (“Amendment No. 2”), and October 1, 2007 (“Amendment No. 3”). At our annual meeting of shareholders held on August 21, 2007 our shareholders approved Amendment No. 1 and Amendment No. 2 that together increased the number of shares reserved under the 2006 Plan to 5,000,000 shares.

        Amendment No. 3 increased the shares reserved under the Plan from 5,000,000 to 7,000,000 shares.  Because of the lapse of time between its adoption by the Board and the date at which we held our most recent meeting of shareholders (being November 5, 2008) exceeded one year, certain tax benefits that may have been available to option recipients from options granted from the shares reserved by Amendment No. 3 are unavailable.  Obtaining shareholder approval of Amendment No.3 more than one year after its adoption by the Board would not have made options granted within the shares reserved by Amendment No. 3 eligible for the favorable tax treatment.  As such to date we have not submitted Amendment No. 3 to our shareholders for approval and do not plan to do so.  However, the Company may, and has, utilized the shares reserved by Amendment No. 3 for the grant of options and the issuance of bonus shares, however recipients may not be entitled to certain favorable tax treatment for such grants.  Accordingly, to date the Company has generally tried to utilize the shares reserved by Amendment No. 3 for persons who are likely ineligible to fully receive the beneficial tax treatment that would have been available if the Company received shareholder approval of Amendment No. 3 within one year of its adoption by the Board.

        As of March 18, 2009 there are 562,250 shares available for the grant of stock options or the issuance of stock bonuses under the 2006 Plan.

        On September 16, 2008 the Board of Directors adopted the 2008 Stock Option Plan (the “2008 Plan”) and reserved 3,000,000 shares under the 2008 Plan. As of March 18, 2009 there are 1,815,000 shares available for the grant of stock options or the issuance of stock bonuses under the 2008 Plan.

        The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans (including individual compensation arrangements) as of December 31, 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY PLANS

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans
approved by security holders (1)	7,622,750	$ 0.37	2,377,250

Equity compensation plans not
approved by security holders (2)	1,626,847	$ 1.21	N/A

Total	9,249,597	$ 0.51	N/A

(1)	Includes: (i) options to acquire 7,622,750 shares of common stock under the 2006 and 2008 Plans.

(2)	Includes: (i) warrants to purchase 450,000 shares of Common Stock as compensation for services to Memphis Consulting, (ii) warrants to purchase 66,325 shares of Common Stock as compensation for services to W3 Ventures, Inc.; (iii) warrants to purchase 10,000 shares of Common Stock as compensation for services to Lori Sunshine; (vi) 18,000 shares of Restricted Stock as compensation for services to Memphis Consulting; (vii) 1,000 shares of Restricted Stock as compensation for services to Kurt Palisi; (viii) 56,522 shares of Restricted Stock as compensation for services to Nicholas Buoniconti; (ix) 1,000,000 warrants of compensation for consulting services to Robert Skinner; (x) 25,000 warrants of compensation for consulting services to the Geek Factory.

        Recent Sales of Unregistered Securities

        The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sale of equity securities that occurred during the quarter ending December 31, 2008, or subsequently and not previously reported in our quarterly report on Form 10-Q for the quarter ended September 30, 2008 or in a current report on Form 8-K.

        On December 30, 2008, pursuant to the Plan, we granted employees an aggregate of 135,000 options to purchase our common stock exercisable at $.21 per share with the options vesting on an annual basis over a three year period from the date of grant. The options were granted in consideration for the recipients’ expanded responsibilities and continuing services to be rendered as employees. To the extent these option grants constituted “sales” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for the grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

ITEM 6. SELECTED FINANCIAL DATA

        Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Liquidity and Capital Resources

        At December 31, 2008, the Company held cash, cash equivalents and short term investments totaling $1,951,676, compared to $6,645,193 at December 31, 2007. During our fiscal years ended December 31, 2008 and December 31, 2007 we generated limited amounts of revenues and cash collections through the sale of various advertising, sponsorship and directory services products from our main website Disaboom.com, and related microsites DisaboomJobs.com and Lovebyrd.com. However, we currently fund our operations primarily through funds raised through private placements completed in March, September, October and December 2007 and March and April 2008. Additionally, in March and April 2008 we received gross proceeds of $2,623,501 upon the exercise of certain warrants the Company issued in September and October 2007. On March 9, 2007 we completed a private placement of our common stock, issuing 6,296,000 shares for aggregate gross proceeds of $3,148,000. The shares were issued at $0.50 per share.

        On September 26, 2007 we had a closing of $5,346,000 under a private placement of unregistered securities. A total of 7,128,000 common shares were issued on September 26, 2007 and 5,346,000 warrants to purchase the same number of common shares. On October 9, 2007 we had a final closing of $349,500. A total of 449,333 common shares and 337,000 warrants to purchase the same number of common shares were issued in this final closing. For both the September and October 2007 closings for each $0.75 invested, each purchaser received one common share plus warrants to acquire three-fourths of a share. The warrants are exercisable at $1.00 per share.

        On December 10, 2007, we closed a $5,000,000 private placement under the same terms as those of the private placement closed in September and October 2007. On December 10, 2007 we issued a total of 6,666,665 common shares and 5,000,000 warrants to purchase the same number of common shares.

        On March 12, 2008 we closed $1,552,000 in gross proceeds under a private placement, and issued 1,552,000 shares of common stock. The shares were issued at $1.00 per share. On April 4, 2008 we closed $800,000 in gross proceeds under a private placement, and issued 800,000 shares of common stock. These shares were issued at $1.00 per share.

        On March 10, 2008 and April 2, 2008 we issued an aggregate of 2,623,501 shares of common stock at $1.00 upon the exercise of warrants that the Company issued in September and October 2007. We received gross proceeds of $2,623,501 upon the exercise of the warrants.

        On March 19, 2009, the Company closed on $296,250 in gross proceeds under a private placement. In the closing, the Company issued a total of 1,975,000 shares of common stock at a price of $.15 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and the offering was made to accredited investors only.

         With our projected sales, operations and expenditures we expect that our current financial resources are sufficient to fund our operations until the fourth calendar quarter of 2009 at which time we anticipate that we will be cash flow positive. However, in the event we fail to achieve our projections during fiscal 2009, we will likely need to raise additional funds during the year through equity or debt financing to continue to fund our planned business operations. Current conditions in the global and financial markets have currently limited the availability of these resources. We cannot assure you that, if necessary, capital will be available on reasonable terms, if at all. Therefore, the inability to raise additional funds, either through equity or debt financing, could materially impair our ability to generate revenues, or continue our current business operations.

Results of Operations:

        During 2007 the activities of the Company were primarily organizational in nature. During the year ended December 31, 2008 our focus changed from organizational matters and the initial launch of our main website, to operational matters related to (a) expanding the resources, services, product offerings and capabilities of our main website and social networking platform, (b) launching additional resources and services through related microsites and the Company’s marketplace, (c) integrating our main website and related microsites into the Disaboom Network, (d) driving Internet traffic into our community, and (e) beginning to generate traditional cost per mille (“CPM”) related advertising and sponsorship revenues, as well as directory services revenues. Accordingly, during the first six months of 2008, the Company remained in the “development stage” for financial reporting purposes. However, because of the Company’s financial results and growth during the year, we exited the “development stage” for financial reporting purposes during the quarter ended September 30, 2008.

         The Company has, and will continue to respond aggressively to changing general economic and internet advertising industry conditions. While the growth of traditional static banner and display advertising has generally slowed in several online advertising market sectors due to pricing declines, advertising agency commitments, budget cutbacks, recessionary economic conditions and other factors, the growth and outlook of niche market, search related, targeted landing page and microsite related, social network related, targeted rich media, and other forms of targeted and niche online advertising remains relatively strong. Beginning in the quarter ended September 30, 2008, and through the filing date of this Form 10-K, the Company aggressively reduced its investment in online media/advertising related expenditures. We also continue to constantly monitor and evaluate our business needs and resources and may scale back in certain areas that are not deemed essential to the Company’s near term success.

        During the year ended December 31, 2008, the Company experienced a net loss of $ 10,813,591 or ($.25) per share, compared to a net loss of $7,949,350, or (.28) per share during the year ended December 31, 2007. During the year ended December 31, 2008, our operating expenses totaled $11,229,958. Approximately 88% of the expenditures we incurred related to payroll and stock compensation costs ($ 3,698,857), website development costs ($162,855), marketing and advertising costs ($5,232,859) and legal and consulting fees ($748,810).

        As of December 31, 2007, the Company had 25 full time and 2 part time employees, and outsourced all of its design, development and marketing efforts related to the initial limited and general availability launches of its main website. As of December 31, 2008, the Company had 27 full time and 3 part time employees dedicated to all aspects of the Company’s website and content development, sales, and administrative operations, and limited third Party vendor relationships. The Company’s online media/advertising related expenditures were reduced by approximately 80% from the quarter ended September 30, 2008 versus the prior quarter, and approximately 90% from the three month period ended December 31, 2008 versus the quarter ended September 30, 2008. Total cash operating expenditures were also reduced approximately 20% during the quarter ended September 30, 2008 versus the previous quarter, and approximately 40% from the three month period ended December 31, 2008 versus the quarter ended September 30, 2008. Total cash operating expenditure reductions included reductions of approximately 60% of the Company’s workforce from a high of approximately 45 fulltime personnel during the quarter ended September 30, 2008, to a total of 27 fulltime personnel as of December 31, 2008.

        During the quarter ended December 31, 2007 and through the twelve months ended December 31, 2008, the Company began receiving revenue through the sale of various CPM display advertising, sponsorship and directory services products on the Disaboom Network. During the quarter ended September 30, 2007, the Company had no earned revenue from its website as we were still in the planning and early development stage of our website. The Company’s revenue increased 800%, from $83,682 to $752,152 during the twelve month period ended December 31, 2008 versus the prior year. Although we did not release the first fully operational version of our website until approximately February 1, 2008, we did receive limited revenues in 2007 during the fourth quarter. Existing sales agreements range in term from one month test agreements to twelve month agreements over which the contract value is earned and recognized as revenue. Advertising revenue is recognized ratably over the period in which it is earned through the development of sponsor landing pages, microsites and channels, publishing business listings or company profiles, or the delivery of advertising impressions by recognized and independent third party vendors. From the quarter ended June 30, 2008 through the quarter ended September 30, 2008, the Company’s revenue increased 39%, from $141,355 to $196,242. From the quarter ended September 30, 2008 through the three month period ended December 31, 2008, the Company’s revenue increased 186%, from $ 196,242 to $ 364,695. Total cash collections from the sale of CPM display advertising, sponsorship and directory services products increased 66%, to $219,095, during the quarter ended September 30, 2008 versus the previous quarter, and increased 68% for the three month period ending December 31, 2008 versus the quarter ended September 30, 2008.

        Online media/advertising related expenditures were reduced by approximately 80% from the quarter ended September 30, 2008 versus the prior quarter, and approximately 90% from the three month period ended December 31, 2008 versus the quarter ended September 30, 2008. The purpose of this reduction was to aggressively respond to changing market conditions and to transition the Company to a base of primarily organic traffic. After an initial decline in monthly unique visitors early in the quarter ended September 30, 2008, monthly unique visitors increased 50% during the period from August to September 2008, and increased an additional 57% from September to October 2008, to reach over 656,000 monthly unique visitors. From the quarter ended September 30, 2008 through the three month period ended December 31, 2008, the Company’s unique visitors increased approximately 240% to reach over 3.2 million unique visitors. Absolute and relative increases in monthly unique visitors and organic traffic not only reduce the need for advertising and branding campaigns to promote the Disaboom Network via media related expenditures, but also increase the Company’s available advertising impression inventory for CPM and directory services sales.

        Throughout the year ending December 31, 2008, the Company’s CPM advertising impression inventory remained sold out. During the period from September 2008 through December 31, 2008, as the Company’s internet traffic increased substantially, the Company’s deliveries of CPM advertising commitments and related sponsorship obligations, billings and earned revenue correspondingly grew significantly, enabling the Company to begin to hire, train and re-invest in dedicated CPM and sponsorship sales executives in late December 2008 and into 2009. While early in 2009 the Company has experienced delays in the renewals and implementation of several 2008 advertising campaigns and a generally “softer” market among smaller advertisers, the Company’s recently hired CPM and sponsorship sales executives are aggressively proposing on a variety of advertising and sponsorship opportunities for the second calendar quarter of 2009. The Company anticipates continued substantial growth in 2009 as a result of its niche advertising market opportunity, growing base of monthly unique visitors and portfolio of products, continued operating efficiencies, and the further penetration of its community with primarily organic traffic.

        As described above, during our fiscal years ended December 31, 2007 and December 31, 2008 we generated limited amounts of revenues and cash collections through the sale of various advertising, sponsorship and directory services products from the Disaboom Network. We currently fund our operations primarily through funds raised in private placements of our common stock completed in March, September, October, and December 2007, and March and April 2008. Additionally, in March and April 2008 we received funds upon the exercise of certain warrants the Company issued in its September and October 2007 private placements. With our projected sales, operations and expenditures we expect that our current financial resources are sufficient to fund our operations until the fourth calendar quarter of 2009 at which time we anticipate that we shall be cash flow positive. However, in the event we fail to achieve our projections during calendar 2009, we expect that during fiscal 2009 we will need to raise additional funds through equity or debt financing to continue to fund our planned business operations. Current conditions in the global and financial markets have currently limited the availability of these resources. We cannot assure you that capital will be available on reasonable terms, if at all. Therefore, the inability to raise additional funds, either through equity or debt financing, could materially impair our ability to generate revenues, or continue our current business operations.

        At December 31, 2008, the Company’s cash, cash equivalents and short-term investments (primarily mutual funds) were $1,951,676. As reflected in our statement of operations during the 2008 fiscal year the Company recorded $138,004 of interest related to cash accounts and dividends on marketable securities held by the Company.  The Company also recorded an unrealized loss of $473,789as a result of a decrease in value of mutual funds. As a result of general market conditions, these funds continued decreasing in value, and we anticipate that the line item for interest income or loss in our financial statements for our quarter ending March 31, 2009 will reflect a loss for the quarter.  The Company actively monitors its investment policies and decisions and will evaluate whether it is appropriate for the Company to continue to invest in the marketable securities at issue.

        Off-Balance Sheet Arrangements

        We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

        Revenue recognition:

        During the year ended December 31, 2008, the Company began receiving of revenue primarily through the sale of various CPM display advertising, sponsorship, and directory services products on the Disaboom Network. CPM display advertising and sponsorship revenue comprised 75% of the Company’s total revenue during 2008. CPM display advertising and sponsorship revenue, and directory services revenues, are recognized ratably over the period in which it is delivered and earned through (1) the development and release of sponsor landing pages, microsites and channels on the Company’s websites, (2) the delivery of advertising impressions by recognized and independent third party vendors, and (3) the publication and availability of national and local business listings and other directory service products in the Company’s marketplace. The Company has agreements ranging in term from one month test agreements to twelve month advertising, sponsorship and directory services agreements.

        Website development costs:

        The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web Site Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of web sites. Under EITF 00-2, costs related to certain web site development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life. Based upon the Company’s product development process and the constant modification of the Company’s website, costs incurred by the Company during the application development stage have been insignificant. Through December 31, 2008, the Company has expensed all significant website development costs, as these costs primarily related to planning and operational activities. For the years ended December 31, 2008 and 2007, website development costs of approximately $162,855 and $475,462, respectively, were expensed.

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

        The Company currently maintains a bank account through Cambridge Investment Research Advisors, Inc. Through this account the Company invests a portion of its cash in short term commercial notes that are highly liquid and historically low risk. Subsequent to September 30, 2008, the current credit crisis in the United States has continued and capital market conditions have been highly volatile. The market value of the Company’s short term investments have declined and the Company has recorded an unrealized loss of approximately $426,376 for the year ended December 31, 2008, which represents approximately 27% of the Company’s short-term investments.

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

        Recent pronouncements:

        In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of FSP SFAS No. 142-3 will have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. As the Company does not hold any derivative instruments, management does not expect SFAS 161 will have an impact, on its financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which is effective for the Company on January 1, 2009. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of net income, the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MAREKT RISK

        Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Financial Statements following the signature page of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

        The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (December 31, 2008). Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure control and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        Internal Control over Financial Reporting

        Our management is also responsible for establishing internal control over financial reporting (“ICFR”) as defined in Rules 13a-I5(f) and 15(d)-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

        Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

        As of December 31, 2008, management assessed the effectiveness of the Company’s ICFR based on the criteria for effective ICFR established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such ICFR were effective as of December 31, 2008.

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

        Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The persons below served as directors and executive officers of the Company as of March 20, 2009. Executive officers of the Company are elected by the Board of Directors, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company. Except as described below, none of our executive officers or directors have been involved in any legal proceedings within the past five years. Finally, except with respect to Mr. Walpuck’s employment agreement, there is no agreement or understanding between the Company and each director or executive officer pursuant to which he was selected as an officer or director.

Name	Age	Position

J.W. Roth	45	Chairman of the Board
John Walpuck	47	Chief Executive Officer, Chief Financial Officer, President, and Director
Victor Lazzaro, Jr.	63	Director
David Petso	47	Director
R. Jerry Overgaard	68	Director
Patrick Templeton	66	Director
Scott Chandler	47	Director

J.W. Roth is a co-founder of Disaboom and was appointed to serve on our Board of Directors in November 2006 and currently serves as the Chairman of our Board of Directors. Mr. Roth served as our Chief Executive Officer until November 4, 2008. Since 1997 Mr. Roth has served as the as the President of JW Roth & Company, Inc., a consulting company. Prior to founding JW Roth & Company, Mr. Roth worked in the financial sales industry for American National Insurance Company and the Prudential Insurance Company. Additionally, Mr. Roth has worked for, and been associated with, the business development of several companies such as Fear Creek Ranches, IMI Global, Inc., CattleNetwork, Inc., Front Porch Direct, the CTURN Corp, and Aspen BioPharma, Inc.

John Walpuck was appointed to our Board of Directors in April 2007 and also serves as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. He also served as Chief Operating Officer from April 2007 until his appointment as President on August 21, 2007. Mr. Walpuck has over 20 years of financial and management experience to the Company, and over 15 years of experience in the Internet and web-based software industries. Prior to joining Disaboom, Mr. Walpuck served as the Senior Vice President and Chief Financial Officer of Nine Systems, a San Diego based streaming media software services company acquired by Akamai. Prior to that, he served as a corporate officer, financial executive and management consultant to privately-held and publicly traded companies ranging from start-ups to organizations with over $50 billion in revenue, including XO Communications, TecSec, Inc., MCI Communications, General Electric, and PSINET, Inc. Mr. Walpuck’s experience spans 15 industries, 40 countries, and a broad range of financial and corporate matters. A CPA and CMA, Mr. Walpuck also holds an MBA from the University of Chicago and a Bachelor’s degree from Edinboro University.

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

Scott Chandler was elected to serve on our Board of Directors on November 5, 2008. Mr. Chandler has over 15 years of senior and executive level management experience. Mr. Chandler is currently managing partner for Franklin Court Partners, LLC, a company that provides a range of business consulting services including advising clients in the following areas: developing business plans to raise initial funding, assisting companies secure additional financing, business restructuring, and litigation support. Currently Mr. Chandler also serves as a director of other companies including Cimetrix Inc. (CMXX.OB) a software company engaged in the design, development, marketing, and support of factory automation solutions for the semiconductor and electronics industries. Prior to founding Franklin Court Partners, LLC Mr. Chandler was the Chief Financial Officer and Senior Vice President for RHYTHMS NetConnections, a provider of broadband services utilizing digital subscriber line technology. Additionally, Mr. Chandler has worked for other companies engaged in the telecommunications industry. Mr. Chandler’s business career began with Arthur Andersen & Co as a Senior Consultant/Accountant. Mr. Chandler earned an M.B.A. from the Wharton School of the University of Pennsylvania, and a B.A from Whitworth College.

        Significant Employees

Although we do not consider the following persons to be “executive officers” each of the below persons make significant contributions to our current and planned business operations.

Kim Dority joined Disaboom in September 2007 and currently serves as the Company’s Vice President of Content. Ms. Dority has over thirty years of experience in content development, publishing, product creation and information strategy consulting in at least eight different industries.  She has worked for and consulted with start-ups, early stage and Fortune 500 companies and non-profits on numerous projects to optimize and align internal and external information resources with their strategic goals, and has developed successful content to drive those strategic goals. Included among her major projects are the development and implementation of information strategies for students, faculty, marketing, and accreditation goals for a growing online MBA program, and the design and creation of the first digital library for online learners, which she subsequently built into a successful digital library business for the online learning industry. She holds a Master’s Degree in Information Science from the University of Denver, and a Bachelor’s Degree in Comparative Literature from the University of California, Irvine.

Harry Brumleve joined Disaboom in November 2007 and currently serves as the Company’s Vice President of Engineering. Mr. Brumleve has over 15 years of web and product-based software development experience to the Company. Prior to joining Disaboom, was the Director of Software for ManiaTV.com. Mr. Brumleve has founded and worked primarily for early stage and startup companies and has also worked and consulted for such established corporations as Accenture, Anheuser-Busch and Cambridge Technology Partners in the US and abroad. Mr. Brumleve holds a Bachelor’s Degree in Computer Science (with a double major in German) from the University of Missouri.

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

        Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during and for the Company’s year ended December 31, 2008, there were no directors, officers or more than 10% stockholders of the Company who failed to timely file a Form 3, 4 or 5 except our former Chief Operating Officer, Ken Klispie, failed to timely file a Form 4 reporting an option grant in April 2008.

        Code of Ethics

        On March 9, 2007, the Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Ethics establishes standards and guidelines to assist the directors, officers, and employees in complying with both the Company’s corporate policies and with the law and is posted at our website www.disaboom-inc.com. Persons desiring a copy of our Code of Ethics will be provided one at no cost upon submitting a written request to the Company at its corporate offices.

        Audit Committee

        The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Mr. Chandler, Mr. Overgaard and Mr. Petso currently serve on the Company’s Audit Committee, each of whom is considered independent. Mr. Chandler has been designated as the chairman and financial expert on the Audit Committee. The Company defines “independent” as that term is defined in Rule 4200(a)(15) of the Nasdaq listing standards.

        The audit committee was formed on March 9, 2007. The Board of Directors has adopted a written charter for the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers

        The following table sets out the compensation received for each fiscal year since our inception, in respect to each of the individuals who served as the Company’s chief executive officer and chief financial officer at any time during the last fiscal year and the Company’s most highly compensated executive officers whose total compensation exceeded $100,000.

EXECUTIVE SUMMARY COMPENSATION

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

JW Roth (1)	2008	$214,384	$0	$0	$206,889	$421,273
Chief Executive Officer	2007	$100,000	$7,692	$0	$12,300	$119,992

John Walpuck (2)	2008	$200,000	$0	$89,046	$30,200	$319,246
President and Chief Financial Officer	2007	$128,750	$7,962	$226,293	$15,650	$378,655

Kimberly Dority	2008	$121,831	$0	$47,990	$0	$169,821
Vice President, Content	2007	$40,937	$2,260	$9,496	$0	$52,693

Harry Brumleve	2008	$120,000	$0	$20,358	$0	$140,358
Vice President, Engineering	2007	$11,673	$1,000	$14,146	$0	$26,819

(1)	Mr. Roth served as the Company’s Chief Executive Officer until November 4, 2008. On November 4, 2008, the Company and Mr. Roth, mutually agreed to terminate the terms and obligations of his three year employment agreement with the Company. Although, Mr. Roth no longer serves as the Company’s Chief Executive Officer, he is continuing to serve as the Chair of the Company’s Board of Directors. The Company agreed to pay Mr. Roth severance equal to twelve months of his annual salary ($200,000) and for his accrued but unused paid time off, which is included under the “All Other Compensation” column above.

(2)	On November 4, 2008, the Company entered into an amended and restated employment agreement with Mr. Walpuck, who was appointed to serve as the Company’s Chief Executive Officer. Pursuant to his employment agreement Mr. Walpuck is paid a monthly travel and housing allowance, which is included under the “All Other Compensation” column above.

        Compensation Discussion and Analysis

        The following Compensation Discussion and Analysis describes the material elements of compensation for the persons identified in the Summary Compensation Table above.

        The Compensation Committee of our Board of Directors (the “Committee”) reviews and approves the total direct compensation packages for each of our executive officers. To date the Company has generally entered into employment agreements with its executive officers. Notably the salary and other benefits payable to executive officers have set forth in employment agreements which are discussed below as applicable. Stock option grants, as applicable to certain of the named executive officers, are approved by the full board of directors. Company management determines the salary and total compensation for persons who are not deemed executive officers.

        Cash Compensation Payable to Our Executive Officers.

        Our named executive officers receive a base salary payable in accordance with our normal payroll practices and pursuant to any employment agreement between each of these officers and Disaboom (which agreements are described in more detail below). Based on the Committee’s knowledge of the industry and Disaboom’s performance to date the Committee believes that their base salaries are competitive to those that are received by comparable officers with comparable responsibilities in similar companies. Both Messrs. Roth and Walpuck received standard fees for serving in their capacity as directors.

        When the Committee considers total cash compensation for our named executive officers, we do so by evaluating their responsibilities, experience and the competitive marketplace locally and regionally. Specifically, the Committee considers the following factors:

1.	the executive's leadership and operational performance and potential to enhance medium-to-long term value to the Company's shareholders;
2.	performance compared to the financial, operational and strategic objectives and goals established for the Company;
3.	the nature, scope and level of the executive's responsibilities;
4.	competitive market compensation paid by other companies for similar positions, experience and performance levels, locally and regionally;
5.	the executive's current salary, bonus, cash incentive compensation, and the appropriate balance between incentives for short-to-medium term performance; and
6.	The Company's financial resources.

        Option Grants to our Named Executive Officers.

        We have granted stock options to certain of our named executive officers. These option grants are intended to provide incentives to our officers who contribute to the success of Disaboom by offering them the opportunity to acquire an ownership interest in it. We believe that option grants also help to align the interests of our management and employees with the interests of shareholders. When granting options to our executive officers (and all of our employees) our board of directors evaluates each person's current, past and potential contributions to the Company and attempts to grant an appropriate and fair award to each employee. In the case of our executive officers and senior level employees we consider the stock option grants to be a material element of that person's total compensation.

        Of our executive officers, and persons named in the executive compensation table above, we have granted stock options to: (i) our Chief Executive Officer, President and Chief Financial Officer, John Walpuck; (ii) our Chairman of the Board, Mr. Roth; (iii) our Vice President of Content, Kim Dority; and (iv) our Vice President of Engineering, Mr. Brumleve. We believe that these option grants serve as additional incentive for our officers and employees in turn the achievement of these objectives will help our performance.

        Employment Agreements with our Named Executive Officers and Key Employees

        Historically we have entered into employment agreements with most of our named executive officers. Each of our executive officers is paid a salary for their services and certain of our executive officers have been granted stock options in consideration for their services. When the Committee considers salaries for our executives, it does so by evaluating their responsibilities, experience, the competitive marketplace, and our financial resources and projections. Pursuant to its Charter, our Compensation Committee reviews and approves the terms of the compensation granted to our executive officers.

J.W. Roth:    On October 1, 2007, we entered into an employment agreement with our former Chief Executive Officer and current Chairman of the Board, J. W. Roth. The agreement was for an initial three year term. On November 4, 2008 the Company and Mr. Roth mutually agreed to terminate Mr. Roth's employment agreement. Mr. Roth currently serves as our Chairman of the Board and provides the Company consulting services pursuant to an agreement with the Company dated November 4, 2008.

John Walpuck:    On April 2, 2007 we entered into an employment agreement with John Walpuck who currently serves as our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer. The employment agreement was for an initial two year term. On November 4, 2008 we entered into an amended and restated employment agreement with Mr. Walpuck. Pursuant to the amended and restated agreement, Mr. Walpuck is paid an annual salary of $200,000. Mr. Walpuck is eligible for an annual bonus and receives a housing and travel allowance. Unless the employment agreement is terminated for cause, or as a result of Mr. Walpuck's death or disability, if we terminate the agreement Mr. Walpuck will be entitled to a severance payment equal to up to six months of his annual salary.

Upon his initial employment with the Company, Mr. Walpuck was granted 1,750,000 options to purchase our common stock at $0.50 per share, of which 250,000 options vested immediately, 250,000 vested on September 1, 2007, 500,000 vested on January 1, 2008, and 500,000 vest on January 1, 2009 provided Mr. Walpuck is an employee or director of the Company on each vesting date. The final 250,000 options only vest upon the occurrence of certain Company events including a merger, acquisition or consolidation. On November 4, 2008 Mr. Walpuck was granted 2,500,000 options to purchase our common stock at $0.20 per share, of which 500,000 vested immediately and the remaining options vesting quarterly on a pro-rata basis over a three year term.

Harry Brumleve:    On October 30, 2008 we entered into an employment agreement with Harry Brumleve who currently serves as our Vice President of Engineering. The employment agreement was for an initial one year term. Pursuant to the agreement, Mr. Brumleve is paid an annual salary of $135,000. Unless the employment agreement is terminated for cause, or as a result of Mr. Brumleve's death or disability, if we terminate the agreement Mr. Brumleve will be entitled to a severance payment equal to three months of his annual salary.

Upon his initial employment with the Company on November 28, 2007, Mr. Brumleve was granted 125,000 options to purchase our common stock at $1.40 per share with 100,000 options vesting pro-rata on an annual basis over a three year period from the date of grant, and 25,000 options vesting upon the achievement of certain defined performance objectives. On May 7, 2008 and September 10, 2008 he was subsequently granted 25,000 and 75,000 options to purchase our common stock at $1.25 and $.52 per share, with the options vesting pro-rata on quarterly and annual bases over two and three year periods from the dates of grant, respectively. The May 7 and September 10, 2008 options were granted in consideration for Mr. Brumleve's promotion to become our Vice President of Engineering, expanded responsibilities and continuing services to be rendered to the Company. As a result of a result of significant changes in market conditions and other factors, the exercise prices of Mr. Brumleve's November 28, 2007, May 7, 2008 and September 10, 2008 option grants were subsequently amended to each be at a strike price of $.45 per share (see the Company's Subsequent Events financial statement footnote for additional information). On November 5, 2008, Mr. Brumleve was granted an additional 150,000 options to purchase our common stock exercisable at $.18 per share with the options vesting on a quarterly basis over approximately a one year period from the date of grant upon the achievement of certain defined interim performance goals, with all of such options vesting upon the Company achieving the status of cash flow positive in our business operations in the later part of 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

	Option Awards
	Number of Securities Underlying Unexercised Options(1) (#)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date

JW Roth(1)	0	50,000	$0.18	11/5/2012

John Walpuck(2)	1,500,000	250,000	$0.50	1/1/2012
	666,667	1,833,333	$0.20	10/31/2014

Harry Brumleve(2)	33,333	66,667	$0.45	11/28/2013
	3,125	21,875	$0.45	12/31/2011
		75,000	$0.45	09/10/2014
		150,000	$0.18	09/30/2012

Kimberly Dority(3)	25,000	50,000	$0.45	9/4/2013
	3,125	21,875	$0.45	5/7/2014
		25,000	$0.45	12/31/2011
		50,000	$0.18	11/5/2014

(1)	On November 5, 2009 Mr. Roth was granted an option to purchase 50,000 shares of common stock exercisable at $0.18 per share (the closing sale price on the date of grant). The option vests in full one year from the date of grant and may be exercised until November 4, 2012.
(2)	The material terms of Mr. Walpuck’s and Mr. Brumleve’s option grants are described in the employment agreements with our named Executive Officers and Key Employees notes above.
(3)	Upon her initial employment with the Company on September 4, 2007, Ms. Dority was granted 75,000 options to purchase our common stock at $1.40 per share vesting pro-rata on an annual basis over a three year period from the date of grant. On May 7, 2008 she was subsequently granted 50,000 options to purchase our common stock at $1.25 per share, with 25,000 options vesting pro-rata on a quarterly basis over a two year period, and 25,000 options vesting pro-rata on an annual basis over a three year period from the dates of grant, respectively. The May 7, 2008 options were granted in consideration for Ms. Dority’s promotion to become our Vice President of Content, expanded responsibilities and continuing services to be rendered to the Company. As a result of a result of significant changes in market conditions and other factors, the exercise prices of Ms. Dority’s September 4, 2007 and May 7, 2008 option grants were subsequently amended to each be at a strike price of $.45 per share (see the Company’s Subsequent Events financial statement footnote for additional information). On November 5, 2008, Ms. Dority was granted an additional 150,000 options to purchase our common stock exercisable at $.18 per share with the options vesting on a quarterly basis over approximately a one year period from the date of grant upon the achievement of certain defined interim performance goals, with all of such options vesting upon the Company achieving the status of cash flow positive in our business operations in the later part of 2009.

Option Exercises and Stock Vested

        None of our executive officers exercised any stock options, SARs or similar instruments during the fiscal year ended December 31, 2008, or subsequently. None of our current executive officers serving were granted restricted common stock that was subject to a vesting schedule during our fiscal year ended December 31, 2008, or subsequently.

Pension Benefits

        Disaboom has no defined benefit plans, supplemental executive retirement plans or actuarial plans.

Nonqualified Defined Contribution and Other Deferred Compensation Plans

        Disaboom does not have any nonqualified defined contribution or deferred compensation plans.

Director Compensation

        In January 2007 the Board adopted resolutions whereby each board member receives $550 for participating in Board meetings and is reimbursed for travel and related expenses if the meeting is attended in person. We have also granted our directors stock options in consideration for serving on our Board of Directors. Generally directors have been granted options upon their appointment to the board of Directors. Additionally, on March 2007 our Board of Directors formed an Audit Committee, a Compensation Committee and a Nominating Committee. At that time each of our then independent directors were granted options in consideration for services provided to the Company, with certain directors being granted additional options for serving on committees of the Board of Directors.

        On November 5, 2008 after being re-elected at our annual meeting of shareholders our Board of Directors granted each of our directors a second option grant in consideration for their on-going services to the Company.

        On March 1, 2008 pursuant to an oral agreement Mr. Hall began providing the Company consulting services related to the continuing development of our website and technical operations. During the quarter ended September 30, 2008, we ceased paying Mr. Hall fees pursuant to the oral agreement.  In consideration for these services we paid Mr. Hall $73,202. The consulting fees paid to Mr. Hall are included in the “Fees Earned or Paid in Cash” in the Director Compensation Table below.

        The following table reflects the compensation of our directors for our fiscal year ended December 31, 2008:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards	Total

Victor Lazzaro(1)	$9,350	$13,500	$22,850

R. Jerry Overgaard(1)	$12,100	$13,500	$25,600

David Petso(1)	$14,300	$13,500	$27,800

Patrick Templeton(1)	$6,600	$13,500	$20,100

Scott Chandler(2)	$1,100	$13,500	$14,600

Kevin Hall(3)	$72,535	$71,000	$143,535

Dr. Glen House(4)	$7,150	$—	$7,150

(1)	Messrs. Lazzaro, Overgaard, Petso and Templeton served on the Company’s Board of Directors for the full fiscal year ending December 31, 2008. Each of Messrs. Lazzaro, Overgaard, and Petso were nominated and re-elected to serve on the Company’s Board of Directors on November 5, 2008.
(2)	Mr. Chandler was elected to the Company’s Board of Directors on November 5, 2008.
(3)	Mr. Hall was appointed to the Company’s Board of Directors on an February 29, 2008, and served on the Board through November 4, 2008. Due to personal reasons, Mr. Hall requested not to stand for election at our annual meeting of shareholders held on November 5, 2008. Accordingly, Mr. Hall ceased serving as a director on that date. The “Fees Earned or Paid in Cash” column above includes $73,202 in business/technology consulting fees.
(4)	Dr. House was appointed to the Company’s Board of Directors in November 2006, and served on the Board through November 4, 2008. Due to personal reasons, Dr. House requested not to stand for election at our annual meeting of shareholders held on November 5, 2008. Accordingly, Dr. House ceased serving as a director on that date.

        During our 2008 fiscal year Messrs. Roth and Walpuck served on our Board of Directors and also served as executive officers of the Company. None of the named executive officers received separate stock option compensation for serving as a director, but did receive the Board meeting fees described herein. Messrs. Roth and Walpuck Board meeting fees are included in the “All Other Compensation” column of the Summary Compensation Table above.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

          The number of shares outstanding of the Company’s Common Stock at March 19, 2009 was 44,710,270. The following table sets forth the beneficial ownership of the Company’s Common Stock as of March 19, 2009 by each Director and each Executive Officer of the Company, by all Directors and Executive Officers as a group, and sets forth the number of shares of Common Stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of Common Stock.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Amount and Nature of Beneficil Ownership	Percentage of Common Stock

J.W. Roth(1)	7,525,000	15.9%
7730 E. Belleview Avenue
Suite A-306
Greenwood Village, CO 80111

John Walpuck(2)	2,666,667	5.6%
7730 E. Belleview Avenue
Suite A-306
Greenwood Village, CO 80111

Victor Lazzaro, Jr.(3)	330,333	*
7730 E. Belleview Avenue
Suite A-306
Greenwood Village, CO 80111

R. Jerry Overgaard(4)	1,049,667	2.2%
7730 E. Belleview Avenue
Suite A-306
Greenwood Village, CO 80111

David Petso(5)	736,667	1.6%
7730 E. Belleview Avenue
Suite A-306
Greenwood Village, CO 80111

Patrick Templeton(6)	148,553	*
7730 E. Belleview Avenue
Suite A-306
Greenwood Village, CO 80111

Scott Chandler(7)	54,500	*
7730 E. Belleview Avenue
Suite A-306
Greenwood Village, CO 80111

All Directors and Executives as a Group (7 Persons)	12,511,387	26.5%

J. Glen House (5% beneficial owner)	7,500,000	15.9%
7730 E. Belleview Avenue
Suite A-306
Greenwood Village, CO 80111

* Indicates less than one percent.

The number of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling stockholders have sole or shared voting power or investment power and also any shares, which the selling stockholders have the right to acquire within 60 days. The actual number of shares of common stock outstanding may increase prior to the effectiveness of this registration statement due to penalty shares which may be issued.

(1)	Does not include 50,000 options that were granted on November 5, 2008 and vest in full one year from the date of grant.

(2)	Includes 500,000 shares purchased on March 23, 2007 and options to purchase 1,500,000 shares of common stock granted on April 2, 2007. Does not include options to purchase 250,000 shares of common stock that vest on the occurrence of certain company events. Also includes 666,667 options granted on November 4, 2008, but does not include 1,833,333 options that vest quarterly between April 30, 2009 through October 31, 2010.

(3)	Includes 140,000 shares of common stock purchased in the private placement completed on March 9, 2007 held in the Victor Lazzaro, Jr. Trust DTD 10/3/05. Also includes 113,333 shares and 10,000 shares underlying warrants purchased by Nanine A. Odell, Mr. Lazzaro’s wife. Also includes options to purchase 67,00 shares of common stock granted on March 9, 2007 that vested on December 31, 2008. Does not include options to purchase 33,000 shares of common stock granted on March 9, 2007 that vest on December 31, 2009, and thereafter. Does not include 75,000 options of common stock granted on November 5, 2008 that vest on November 5, 2009.

(4)	Includes 400,000 shares purchased in November 2006 and includes vested options to purchase 33,000 shares of common stock. Also includes 600,000 shares and 16,667shares underlying warrants purchased by Mr. Overgaard’s wife. Does not include 75,000 shares of common stock granted on November 5, 2008 that vest on November 5, 2009. Does not include 17,000 options of common stock that vest on December 31, 2009.

(5)	Includes 620,000 shares of common stock, vested options to purchase 100,000 shares of common stock, 16,667 shares underlying warrants purchased on October 5, 2007. Also includes options to purchase 50,000 shares of common stock granted on March 9, 2007 that vest on December 31, 2009. Does not include 75,000 options of common stock granted on November 5, 2008 that vest on November 5, 2009.

(6)	Includes 27,745 shares purchased in the private placement completed on December 10, 2007 and 20,808 shares underlying warrants purchased on December 10, 2007. Includes 100,000 vested options Does not include 75,000 options of common stock granted on November 5, 2008 that vest on November 5, 2009.

(7)	Includes 54,500 shares of common stock. Does not include 75,000 options that were granted on November 5, 2008 and vest in full one year from the date of grant.

        Changes in Control

        None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        There have not been any transactions, or proposed transactions, during the last two years, to which the Company was or is to be a party, in which any Company director or executive officer, any nominee for election as a director, any security holder owning beneficially more than five percent of the common stock of the Company, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest, except as follows:

        J.W. Roth, an officer and director of the Company advanced approximately $63,000 to the Company to help fund our working capital start up costs. Mr. Roth converted $50,000 into 100,000 shares of our common stock during our initial private placement which closed in March 2007, and the remaining $13,000 was subsequently repaid. Mr. Roth currently serves as our Chairman of the Board and provides the Company consulting services pursuant to an agreement with the Company dated November 4, 2008.

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

        On February 29, 2008 Kevin Hall was appointed to our Board of Directors. Further, on March 1, 2008 Mr. Hall began providing the Company consulting services related to the continuing development of our website and technical operations.  In consideration for these services we paid Mr. Hall $73,202.

        Additionally, as described above we have entered into employment agreements with certain of our executive officers and directors. The terms of the agreements which are currently effective are described in the executive compensation section of this Form 10-K.

        Director Independence

        Our Board of Directors currently consists of Messrs. Roth, Walpuck, Petso, Lazzaro, Overgaard, Templeton and Chandler. The Company defines “independent” as that term is defined in Rule 4200(a) (15) of the Nasdaq listing standards. Messrs. Petso, Templeton, Lazzaro, Overgaard, and Chandler qualify as independent and none has any material relationship with the Company that might interfere with his exercise of independent judgment.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)    Audit Fees.

        Our principal accountant, GHP Horwath, P.C., billed us aggregate fees in the amount of approximately $45,000 for the fiscal year ended December 31, 2008 and approximately $51,500 for the fiscal year ended December 31, 2007. These amounts were billed for professional services that GHP Horwath provided for the audit of our annual financial statements, registration statement consents, review of the financial statements included in our reports on 10-Q and other services typically provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)    Audit-Related Fees.

        Audit Related Fees represent aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not included under the caption “Audit Fees” above. There were no audit related fees billed by GHP Horwath, P. C. for fiscal years ended 2008 and 2007.

(c)    Tax Fees

        Tax Fees represent aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. There were no tax fees billed by GHP Horwath, P.C. for fiscal years ended 2008 or 2007.

(d)    All Other Fees

        All Other Fees represent aggregate fees billed for all other products and services provided by the principal accountant not otherwise disclosed above. There were no other fees from GHP Horwath, P.C. for services rendered to the Company, other than for services described above, for the years ended December 31, 2008 or 2007.

(e)    Audit Committee’s Pre-Approval Practice

        Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Audit Committee of the Board of Directors, or unless the services meet certain de minimis standards. The Audit Committee’s charter provides that the Audit Committee must:

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

PART IV

Exhibits

EXHIBIT NO	DESCRIPTION

3.1	Articles of Incorporation filed September 6, 2006. (1)
3.1.1	Articles of Amendment to the Articles of Incorporation filed November 13, 2006. (1)
3.1.2	Articles of Amendment to the Articles of Incorporation filed August 21, 2007. (2)
3.1.3	Articles of Amendment to the Articles of Incorporation filed November 5, 2008. (5)
3.2	Bylaws, as amended. (4)
4.1	Specimen Certificate of Common Stock. (1)
10.1	2006 Stock Option Plan. (1)
10.4	Amended and Restated Employment Agreement with John Walpuck dated November 4, 2008. (5)
10.5	Sublease Agreement with Merlin Technical Solutions, Inc. (3)
10.7	Business Consulting Agreement with J.W. Roth dated November 4, 2008. (5)
10.9	2008 Stock Option Plan (6).
10.10	Severance Agreement with J.W. Roth dated November 3, 2008. Filed herewith.
23.1	Consent of GHP Horwath, P. C. Filed herewith.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-QSB filed May 15, 2007.
(2)	Incorporated by reference from Form 8-K, filed August 24, 2007.
(3)	Incorporated by reference from Form 8-K filed June 11, 2007.
(4)	Incorporated by reference from Form 8-K filed March 6, 2008.
(5)	Incorporated by reference from Form 8-K filed November 7, 2008.
(6)	Incorporated by reference from From S-1/A-2 filed on October 16, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISABOOM, INC.

Date: March 20, 2009	By:	/s/ John Walpuck
John Walpuck, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 20, 2009	By:	/s/ J.W. Roth
J.W. Roth, Director

Date: March 20, 2009	By:	/s/ John Walpuck
John Walpuck, Director

Date: March 20, 2009	By:	/s/ R. Jerry Overgaard
R. Jerry Overgaard, Director

Date: March 20, 2009	By:	/s/ David Petso
David Petso, Director

Date: March 20, 2009	By:	/s/ Victor Lazzaro
Victor Lazzaro, Director

Date: March 20, 2009	By:	/s/ Patrick Templeton
Patrick Templeton, Director

Date: March 20, 2009	By:	/s/ Scott Chandler
Scott Chandler, Director

DISABOOM, INC.

YEAR ENDED DECEMBER 31, 2008

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance sheets as of December 31, 2008 and 2007	F-3

Statements of operations for the years ended December 31, 2008 and 2007	F-4

Statement of shareholders' equity for the years ended December 31, 2008 and 2007	F-5

Statements of cash flows for the years ended December 31, 2008 and 2007	F-6

Notes to financial statements	F-7 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Disaboom, Inc.
Denver, Colorado

We have audited the accompanying balance sheets of Disaboom, Inc. as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Disaboom, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.
GHP HORWATH, P.C.

Denver, Colorado
March 19, 2009

DISABOOM, INC.

BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$1,035,637	$4,432,751
Short-term investments	916,039	2,212,442
Accounts receivable, net of allowance for doubtful
accounts of $10,000 at December 31, 2008	220,144	77,713
Prepaid expenses	136,349	104,319

Total current assets	2,308,169	6,827,225

Property and equipment, net	59,312	30,133
Deposits	10,917	7,667

Total assets	$2,378,398	$6,865,025

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$249,555	$219,064
Accrued expenses	221,323	185,988
Unearned revenue	293,607	5,990
Other current liabilities	3,157	8,569

Total liabilities (all current)	767,642	419,611

Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value; authorized
10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 100,000,000
shares; 43,343,603 and 41,926,080 issued and outstanding, respectively	4,334	4,193
Additional paid-in capital	20,399,547	14,407,558
Accumulated deficit	(18,793,125)	(7,966,337)

Total shareholders' equity	1,610,756	6,445,414

Total liabilities and shareholders' equity	$2,378,398	$6,865,025

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007

Revenue	$752,152	$83,682
Expenses:
Sales and marketing	(5,260,639)	(2,851,819)
General, administrative and other	(5,969,319)	(5,217,492)

Loss from operations	(10,477,806)	(7,985,629)

Other income (expense):
Interest income	138,004	86,969
Loss on short-term investments	(473,789)	(50,690)

Net loss	$(10,813,591)	$(7,949,350)

Net loss per share, basic and diluted	$(0.25)	($.(0.28)

Weighted average number of common shares
outstanding, basic and diluted	42,840,371	28,697,880

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2007	21,250,000	$2,125	—	$(16,987)	$(14,862)

Issuance of common stock in private placement
at $0.50 per share, March 2007	5,796,000	580	$2,897,420	—	2,898,000

Issuance of common stock to an employee in
exchange for cash at $0.50 per share, April 2007	500,000	50	249,950	—	250,000

Issuance of common stock and warrants in private
placements at $0.75 per share (net of offering
costs of $971,867), September, October and
December 2007	14,243,998	1,424	9,722,209	—	9,723,633

Issuance of common stock for acquisition of website	55,000	6	74,244	—	74,250

Issuance of common stock for services	58,194	6	89,734	—	89,740

Issuance of common stock for payable	12,888	1	18,749	—	18,750

Issuance of common stock upon exercise of option	10,000	1	4,999	—	5,000

Warrants issued for consulting services	—	—	290,131	—	290,131

Compensation expense under stock option plan	—	—	1,060,122	—	1,060,122

Net loss	—	—	—	(7,949,350)	(7,949,350)

Balances at December 31, 2007	41,926,080	4,193	14,407,558	(7,966,337)	6,445,414

Issuance of common stock in private placement
at $1.00 per share, March 2008	1,552,000	155	1,551,845	—	1,552,000

Issuance of common stock in private placements
at $1.00 per share (net of offer costs of $10,000),
April 2008	800,000	80	789,920	—	790,000

Issuance of common stock upon exercise of option and warrants	131,181	13	120,168	—	120,181

Warrants issued for consulting services	—	—	693,515	—	693,515

Return of co-founder, director, officer shares to treasury	(3,750,000)	(375)	375	—	—

Issuance of common stock for services	60,841	6	52,494	—	52,500

Warrant redemptions	2,623,501	262	2,611,504	—	2,611,766

Compensation expense under the stock option plan	—	—	172,168	—	172,168

Net loss	—	—	—	(10,813,591)	(10,813,591)

Balances at December 31, 2008	43,343,603	$4,334	$20,399,547	$(18,779,928)	$1,623,953

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2008	Year ended December 31, 2007
Cash flows from operating activities:
Net loss	$(10,813,591)	$(7,949,350)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock-based compensation expense	865,683	1,350,253
Common stock issued for services	52,500	89,740
Provision for losses on accouts receivable	10,000	—
Unrealized loss on short-term investments	473,790	50,690
Common stock issued for website	—	74,250
Depreciation expense	20,735	4,557
Changes in operating assets and liabilities:
Accounts receivable	(152,431)	(77,713)
Prepaid expenses and deposits	(35,280)	(111,986)
Accounts payable	17,294	236,898
Accrued expenses	35,335	185,988
Advances, related party	—	33,929
Unearned revenue	287,617	5,990
Other current liabilities	(5,413)	8,569

Net cash used in operating activities	(9,243,761)	(6,098,185)

Cash Flows from investing activities:
Purchases of investment securities	(122,843)	(2,263,132)
Sales of investment securities	945,457	—
Purchase of property and equipment	(49,914)	(34,690)

Net cash used in investing activities	772,700	(2,297,822)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,342,000	12,821,633
Proceeds from redemption of warrants, net	2,611,766
Proceeds from exercise of options and warrants	120,181	5,000
Proceeds applied to receivable from issuance of common stock	—	2,125

Net cash provided by financing activities	5,073,947	12,828,758

(Decrease) increase in cash and cash equivalents	(3,397,114)	4,432,751
Cash and cash equivalents at beginning of period	4,432,751

Cash and cash equivalents at end of period	$1,035,637	$4,432,751

Supplemental disclosure of non-cash investing and financing
activities:
Conversion of related party advances to common stock		$50,000
Payment of accounts payable with common stock		18,750

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

1.	Organization, basis of presentation and management’s plans:

Disaboom, Inc. (the “Company”) was incorporated in the State of Colorado on September 5, 2006 with the primary purpose of developing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. It serves as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, and employers. The activities of the Company in 2007 were primarily organizational in nature, including planning and developing version 1.0 of our main website (www.disaboom.com) and social networking platform, researching and beginning to implement our marketing and business development initiatives, planning and beginning to establish our sales operations, and continuing to build our management team and staff. During the twelve months ended December 31, 2008 our focus changed from organizational matters and the initial launch of our main website, to operational matters related to (a) expanding the resources, services, product offerings and capabilities of our main website and social networking platform, (b) launching additional resources and services through related microsites and the Company’s marketplace, (c) integrating our main website and related microsites into the Disaboom Network, (d) driving Internet traffic into our community, and (e) beginning to generate traditional cost per mille (“CPM”) related advertising and sponsorship revenues, as well as directory services revenues.

For the periods prior to September 30, 2008, the Company was classified as a development stage company in accordance with Statement of Financial Accounting Standards (“FAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

During the year ended December 31, 2008, the Company realized $752,152 of revenues and incurred a net loss of $10,813,592. The ability to successfully generate future revenues is dependent on a number of factors, including availability of funds to continue to add content to the site, to adequately develop and maintain the website as outlined in the Company’s business plan, to commercialize the Company’s website through advertising, sponsorships and strategic alliances, and to attract and retain visitors to the site. There can be no assurance that the Company will not encounter setbacks related to these activities.

To date the Company has in large part relied on equity financing to fund its operations. In March 2009, the Company raised additional equity funds through a private placement (Note 4). Management currently projects that 2009 expected revenue growth, plus the equity funds raised in March 2009, will provide sufficient funds to meet cash flow needs through December 31, 2009. However, management cannot provide any assurance that the projections will prove accurate or that unexpected liquidity needs will not arise. As such, the Company may need to attempt to raise outside capital through either debt or equity financing during the 2009 fiscal year to fund our operations. Management and the Board of Directors monitor financial resources and may adjust planned business activities and operations as needed to ensure we have sufficient operating capital.

2.	Summary of significant accounting policies:

Revenue recognition:

During the year ended December 31, 2007, the Company began receiving revenue primarily through the sale of various CPM display advertising, sponsorship, and directory services products on the Disaboom Network. CPM display advertising and sponsorship revenue comprised approximately 75% of the Company’s total revenue during 2008. CPM revenue from display advertising, sponsorship, and directory services, are recognized ratably over the period in which it is delivered and earned through (1) the development and release of sponsor landing pages, microsites and channels on the Company’s websites, (2) the delivery of advertising impressions by recognized and independent third party vendors, and (3) the publication and availability of national and local business listings and other directory service products in the Company’s marketplace. The Company has agreements ranging in term from one month test agreements to twelve month advertising and sponsorship agreements. At December 31, 2008, unearned revenue of $293,607 represents amounts received under advertising contracts for which the CPM display advertisements, sponsorships, or directory services products have not yet been presented or fully delivered.

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents.

Short-term investments:

Short-term investments consist of a certificate of deposit with an original maturity of six months and mutual funds. The Company accounts for short-term marketable securities in accordance with Statement of financial Accounting Standards ("SFAS"), No. 115, Accounting for Certain Investments in Debt and Equity securities.

Marketable securities are classified as trading securities, as the Company expects to use these funds for operating purposes within the next year. Trading securities are reported at fair market value and unrealized gains and losses are included in earnings.

The Company currently maintains a bank account through Cambridge Investment Research Advisors, Inc. Through this account the Company invests a portion of its cash in short term commercial notes that are highly liquid and historically low risk. Subsequent to September 30, 2008, the current credit crisis in The United States has continued and capital market conditions have been highly volatile. The market value of the Company’s short term investments have declined and the company has recorded an unrealized loss of approximately $474,000 for the year ended December 31, 2008, which represents approximately 27% of the Company’s short-term investments.

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

Accounts receivable:

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The Allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The Company generally does not require collateral trom its customers. At December 31, 2008, two customers accounted for 36% and 13% of accounts receivable and 2 customers accounted for 33% and 9% of total revenues. At December 31, 2007, three customers accounted for 25%, 24% and 14% of accounts receivable, and two customers accounted for 28% and 24% of total revenues.

Website development costs:

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web Site Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of web sites. Under EITF 00-2, costs related to certain web site development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life. Based upon the Company’s product development process and the constant modification of the Company’s website, costs incurred by the Company during the application development stage have been insignificant. Therefore, through December 31, 2008, the Company has expensed all significant website development costs, as these costs primarily related to planning and operational activities. For the years ended December 31, 2008 and 2007, website development costs of approximately $163,000 and $475,000, respectively, were expensed.

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

Expenditures for maintenance, repair and renewals of minor items are charged to expense as incurred.

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

During the year ended December 31, 2008 the Company granted 6,659,000 stock options to employees and consultants at a weighted average exercise price of $.60 per share. The options are subject to various vesting schedules and are exercisable through 2014. The fair value of stock options at the dates of grant was $1,608,741. The Company used the following assumptions to determine the fair value of stock cption grants during the twelve months ended December 31, 2008 and 2007:

	2008	2007

Expected term (years)	2.25 - 4	2.5 - 6
Volatility	69 - 85%	47 - 51%
Risk-free interest rate	1.47 - 3.73%	3.5 - 5.07%
Dividend yield	0%	0%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding and was calculated using the simplified method per the guidance of SAB 107 “Share Based Payment” (“SAB 107”) for “plain vanilla” options. The expected volatility is based on the historical price volatility of the common stock of similar companies. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the anticipated cash dividend over the expected term of the stock options.

A summary of stock option activity for the year ended December 31, 2008 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	$6,158,500	$0.85
Granted	6,659,000	$0.60
Exercised	(22,000)	$0.50
Expired	(500,498)	$0.84
Forfeited	(4,697,252)	$1.17

Outstanding at December 31, 2008	7,597,750	$0.44	2.62	$206,220

Vested at December 31, 2008	2,508,663	$0.53	2.01	$25,030

During the year ended December 31, 2008, compensation expense of $172,768 was recorded relative to the 2006 and 2008 Plans. Total intrinsic value of the options exercised during the year ended December 31, 2008 was $15,400 when exercised.

As of December 31, 2008, the Company had $599,582 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3 years.

Asummary of the status of the Company’s non-vested shares as of and for the year ended December 31, 2008, is presented below.

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value

Outstanding January 1, 2008	4,726,000	$0.57
Granted	6,659,000	$0.28
Vested	(1,598,661)	$0.32
Forfeited	(4,697,252)	$0.66

Nonvested at December 31, 2008	5,089,087	$0.20

Loss per share:

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Stock options and warrants are not considered in the calculation, as the impact of potential common shares (17,046,090 at December 31, 2008 and 18,377,521 at December 31, 2007) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). Under the provisions of SFAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

In January 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken on income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

Based on management’s assessment of FIN 48, it was concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustments to the opening balance sheet accounts. The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2008. There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

Fair Value:

The carrying amount of cash and cash equivalents, accounts receivable, accrued expenses and deferred revenue is deemed to approximate fair value due to the immediate or short-term maturity of these financial instruments.

The Company adopted SFAS No. 157, Fair Value Measurements(“SFAS 157”) on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities, such as the Company’s equity securities reflected in the table below.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions.

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not have any Level 2 and Level 3 financial assets as of December 31, 2008.

	Total	Level 1

Assets:
Cash equivalents	$770,388	$770,388
Certificate of deposit	100,000	100,000
Marketable equity securities	816,039	816,039

	$1,686,427	$1,686,427

Effective January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of December 31, 2008, the Company did not elect such option for our financial instruments and liabilities.

Advertising expense:

The Company expenses advertising expenses as incurred. Advertising expenses for the years ended December 31, 2008 and 2007 were approximately $2,237,000 and $902,000, respectively. Advertising expenses are included in sales and marketing expenses in the statement of operations.

Recent pronouncements:

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of FSP SFAS No. 142-3 will have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. As the Company does not hold any derivative instruments, management does not expect SFAS 161 will have an impact, on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which is effective for the Company on January 1, 2009. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of net income, the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements

3.	Shareholders’ equity:

2008 transactions:

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

On March 1, 2008, the Company exercised its call option on certain warrants issued in September and October 2007 requiring the warrant holders to either exercise the warrants or be redeemed at $0.01 per share during the month of March 2008. In March and April 2008, the Company issued an aggregate of 2,623,501 shares to investors upon the exercise of warrants granted in September and October 2007. The Company received $2,623,501 upon the exercise of the warrants. The proceeds are being used for working capital and general corporate purposes. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. Although the Company paid commissions at the time of the issuance of the warrants, no commissions or other remuneration was paid in connection with the shares issued upon the exercise of the warrants. During this same period, 1,173,499 warrants that were called were not exercised. In accordance with the provisions of the warrant agreement, the Company paid $.01 per warrant or $11,735 to these warrant holders on April 4, 2008, and 1,173,499 shares previously reserved for issuance under these redeemed warrants became available for other corporate purposes.

On March 13, 2008, J. Glen House, a co-founder, and former director of the Company voluntarily surrendered 3,750,000 shares of common stock back to the Company for no consideration, reducing his total share ownership to 7,500,000 shares. Dr. House surrendered the shares to make additional capital stock available for other corporate purposes.

Effective April 1, 2008, the Company entered into a consulting agreement whereby the business consultant provides media and agency related services to the Company. The Company issued the business consultant a warrant to purchase 100,000 shares of our common stock at $1.26 per share for a term of five years. The warrant was valued at $87,000 on the date of grant, and was fully expensed at December 31, 2008. The shares underlying the warrant vest in 11,111 share installments each month during the vesting term, contingent upon the business consultant continuing to provide us with consulting services under the agreement.

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

Effective April 8, 2008, the Company entered into a business consulting agreement. In consideration for entering into the agreement, the Company issued the consultant a warrant to purchase 1,000,000 shares of common stock at $1.15 per share exercisable for one year. The warrant was valued at $377,000 on the date of grant and was fully expensed at December 31, 2008.

In April 2008, the Company issued 36,296 unrestricted common shares to third parties in exchange for services valued at $37,500.

Effective May 15, 2008, the Company entered into a business consulting agreement and issued the consultant a warrant to purchase 25,000 shares of common stock. The warrant has an exercise price of $1.40 per share, expires on May 15, 2013, and 20,000 shares underlying the warrant only vest upon the occurrence of certain events. Compensation expense of $23,915 was recorded in 2008.

On May 27, 2008, the Company issued an aggregate of 29,727 shares to an investor upon the exercise of warrants granted in December 2007. We received $29,727 upon the exercise of the warrants. The proceeds will be used for working capital and general corporate purposes. The shares were issued to an accredited investor, and thus in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration was paid upon the exercise of the warrant.

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

During the year ended December 31, 2008 a former employee of the Company was issued 28,513 shares of the Company’s common stock in exchange for consulting services, valued at $15,000.

2007 transactions:

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

In October 2007, the Company acquired the rights to the Internet domain and web site of Lovebyrd.com in exchange for $25,000 cash and 55,000 shares of common stock valued at $74,250. Lovebyrd.com is an online dating and social networking service for individuals living with conditions that make it difficult to meet and connect with other people.

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

During the year ended December 31, 2007, the Company also issued 18,000 shares of common stock under a committed agreement (Note 4), 24,194 restricted common shares under an October 2007 Business Development Agreement with a third party, 12,888 unrestricted common shares in exchange for $18,750 payables, 16,000 restricted common shares to a third parties in exchange for services and 10,000 common shares in connection with the exercise and purchase of an employee’s vested stock options.

In December 2007, the Company granted warrants to purchase 76,325 shares of our common stock to consultants. The warrants were valued at $84,531 on the date of grant, are exercisable at $1.00 per share and expire in December 2010.

4.	Significant agreements and subsequent events:

Effective May 1, 2007, the Company entered into a consulting agreement with the Memphis Consulting Group (“MCG”), whereby MCG provided investor relations services to the Company. Pursuant to the agreement, the Company paid MCG $12,000 per month. Additionally, the Company issued MCG a warrant to purchase 400,000 shares of common stock at $1.45 per share for a term of five years. The shares underlying the warrant vested in 100,000 share installments on September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008. The warrant issued was in addition to a warrant to purchase 50,000 shares of our common stock issued to MCG under the terms of our previous agreement with MCG. The warrant was valued at $411,200 on the date of the grant, of which the final $205,600 was expensed during each of the years ended December 31, 2008 and 2007. Effective November 1, 2008, the Company terminated its monthly payments to MCG.

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

On February 29, 2008, the Company filed a complaint against Cowboy in the District Court for the County of Arapahoe, Colorado. On March 20, 2008, Cowboy removed the case from state court to the United States District Court for the District of Colorado. On April 2, 2008, Cowboy filed counterclaims seeking amounts allegedly due under the services agreement and seeking monetary damages. On September 11, 2008, the United States District Court dismissed the case upon the parties’ submission of a joint stipulation for settlement and mutual releases. On that date, the parties entered into a mutual settlement agreement and release, with neither party admitting liability, and pursuant to which the Company paid Cowboy $90,000.

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

During the fall of 2008 as a result of significant changes in market conditions and other factors, including employee retention, our Board of Directors discussed several options with respect to the equity compensation element of our employees’ compensation. After considering several options, on December 30, 2008, the Board of Directors approved amendments to the Company’s 2006 and 2008 Stock Option Plans to permit the Board of Directors in its sole discretion to amend the exercise price of an option previously issued to a recipient so that the exercise price of the option is less than the fair market value on the date of grant. However, the Board of Directors decided that the Company would not amend the terms of options held by executives and members of the Board of Directors. As a result, on December 30, 2008 the Company has agreed to amend the terms of options held by certain employees so that the exercise price of the option is less than the fair market value on the date of grant, however all other terms of the options remained unchanged from their original terms. The options at issue, which had strike prices ranging from $.52 to $1.50 per share, were modified to a strike price of $.45 per share. As a result of the modification, additional compensation of approximately $6,400 was recognized at December 31, 2008 and approximately $26,200 of additional compensation will be recognized over a weighted average period of approximately 2 years.

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

On March 19, 2009, the Company closed on $296,250 in gross proceeds under a private placement. In the closing, the Company issued a total of 1,975,000 shares of common stock at a price of $.15 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and the offering was made to accredited investors only. No commissions or other remuneration were paid in connection with these issuances.

5.	Income taxes:

No income tax benefit from continuing operations was recorded for any of the periods presented as management was unable to conclude that it was more likely than not that the income tax benefit would be realized.

The reconciliation between income taxes computed at the statutory federal tax rate of 34% and the effective tax rate for the year ended December 31, 2008 and 2007 is as follows:

	2008		2007

Federal tax benefit at statutory rate	34.00%		34.00%
State taxes, net of federal benefit	3.03%		2.55%
Permanent items	(0.34%	)	(5.66%	)
Change in valuation allowance and other	(36.69%	)	(30.89%	)

Effective income tax rate	0.00%		0.00%

The tax effects of temporary differences that would give rise to substantially all deferred tax assets subject to the valuation allowance at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$5,010,143	$1,454,885
Intangible assets	721,016	767,166
Stock-based compensation	429,863	149,953
Property and equipment	42,195	60,721
Other	226,497	29,145

Gross deferred tax assets	6,429,714	2,461,870

Less: Valuation allowance	(6,429,714)	(2,461,870)

Net deferred tax assets	$—	$—

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. Such an analysis has not been performed by the Company to determine the impact of these provisions on the Company’s net operating losses. A limitation under these provisions would reduce the amount of losses available to offset future taxable income of the Company.

At December 31, 2008, approximately $13.5 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2028.

6.	Commitments and contingencies:

Since June 2007, the Company leases its administrative offices under a noncancelable operating lease that expires on July 31, 2009. Since July 2008, the Company leases additional office space at the same location under a noncancelable operating lease that expires on July 31, 2009. Rent expense for the years ended December 31, 2008 and 2007 totaled approximately $107,000 and $62,000 respectively. Future minimum payments under these operating leases are approximately 76,000.

The Company is involved in various matters of litigation, claims and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect on the financial statements.

7.	Property and equipment:

At December 31, 2008 and 2007, property and equipment consisted of the following:

	2008	2007

Computer Software, hardware, and office equipment	$71,739	$21,825
Furniture and fixtures	12,865	12,865

Total of fixed assets	84,604	34,690
Less: accumulated depreciation and amortization	(25,292)	(4,557)

Total fixed assets less depreciation	$59,312	$30,133