Form 10-Q
period 2009-03-31
Disaboom, Inc.
filed 2009-05-15
CIK 1393901

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting Company ☒

There were 45,285,271 shares of the issuer's common stock, par value $0.0001, outstanding as of May 12, 2009.

DISABOOM INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2009

		PAGE

PART I — Financial Information

Item 1.	Financial Statements:
	Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	2

	Statements of Operations for the three-month periods ended March 31, 2009 and March 31, 2008 (unaudited)	3

	Statements of Cash Flows for the three-month periods ended March 31, 2009 and March 31, 2008 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis	13

Item 4T.	Controls and Procedures	17

PART II — Other Information

Item 1.	Legal Proceedings	II	-1

Item 1A.	Risk Factors	II	-1

Item 2.	Unregistered Sales of Securities and Use of Proceeds	II	-1

Item 5.	Other Information	II	-2

Item 6.	Exhibits	II	-2

DISABOOM, INC.
BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$469,152	$1,035,637
Short-term investments	1,004,281	916,039
Accounts receivable, net	159,160	220,144
Prepaid expenses	124,665	136,349

Total current assets	1,757,258	2,308,169

Property and equipment, net	72,232	59,312
Deposits	10,917	10,917

Total assets	$1,840,407	$2,378,398

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$163,208	$249,555
Accrued expenses	231,196	221,323
Unearned revenue	175,888	293,607
Other current liabilities	1,804	3,157

Total liabilities (all current)	572,096	767,642

Commitments and contingencies

Shareholders' equity (Note 3):
Preferred stock, $0.0001 par value; authorized
10,000,000 shares; none issued and outstanding
Common stock, $0.0001 par value; authorized 100,000,000
shares ; 45,193,603 and 43,343,603 issued and outstanding, respectively	4,519	4,334
Shares to be issued	18,750
Additional paid-in capital	20,768,100	20,399,547
Accumulated deficit	(19,523,058)	(18,793,125)

Total shareholders' equity	1,268,311	1,610,756

Total liabilities and shareholders' equity	$1,840,407	$2,378,398

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Revenue	$240,634	$49,860

Expenses:
Sales and marketing	(411,023)	(2,129,712)
General, administrative and other	(647,899)	(1,487,221)

Loss from operations	(818,288)	(3,567,073)
Other income (expense):
Interest income	8,116	52,355
Gain(loss) on short-term investments	80,211	(133,364)

Net loss	$(729,961)	$(3,648,082)

Net loss per share, basic and diluted (Note 2)	$(0.02)	$(0.09)

Weighted average number of common shares
outstanding, basic and diluted (Note 2)	43,606,936	41,510,673

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Cash flows from operating activities:
Net loss	$(729,961)	$(3,648,082)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock-based compensation expense	91,238	25,979
Unrealized (gain) loss on short-term investments	(80,211)	133,364
Depreciation expense	7,632	3,724
Changes in operating assets and liabilities:
Accounts receivable	60,984	(67,945)
Prepaid expenses and deposits	11,684	16,566
Accounts payable	(86,347)	(49,846)
Accrued expenses	9,873	(48,447)
Unearned revenue	(117,719)	80,701
Other current liabilities	(1,353)	7,216

Net cash used in operating activities	(834,180)	(3,546,770)

Cash flows from investing activities:
Purchase of investment securities	(8,031)	(42,387)
Sale of investment securities	—	765,669
Purchase of property and equipment	(20,524)	(11,512)

Net cash (used in) provided by investing activities	(28,555)	711,770

Cash flows from financing activities:
Proceeds from issuance of common stock	296,250	1,552,000
Proceeds from redemption of warrants, net	—	2,623,501

Net cash provided by financing activities	296,250	4,175,501

(Decrease) increase in cash and cash equivalents	(566,485)	1,340,501
Cash and cash equivalents at beginning of period	1,035,637	4,432,751

Cash and cash equivalents at end of period	$469,152	$5,773,252

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
NOTES TO FINANCIAL STATEMENTS
Three months ended March 31, 2009
(Unaudited)

1.	Organization and basis of presentation:

Disaboom, Inc. (the “Company”) was incorporated in the State of Colorado on September 5, 2006 with the primary purpose of developing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. Our network of websites (the “Disaboom Network”) serves as a comprehensive online resource as well as a social media and publishing platform not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, employers, and other related communities. The activities of the Company in 2008 generally focused on the initial operational matters of an early stage company, including (i) the initial launch of the first fully operational version of our main website (www.disaboom.com), (ii) expanding the resources, services, product offerings and capabilities of our main website, social network and publishing platform, (iii) launching additional resources and services through related microsites and the Company’s marketplace, (iv) integrating our main website and related microsites into the Disaboom Network, (v) driving internet traffic into the Disaboom Network, and (vi) beginning to generate traditional cost per mille (“CPM”) related advertising and sponsorship revenues, as well as directory services revenues.

During the third and fourth calendar quarters of 2008, and through the period ended March 31, 2009, the Company began and continues to respond aggressively to recessionary economic conditions, the liquidity crisis, capital market volatility, and the general economic outlook, and their resultant adverse impact on the internet advertising industry. During the period ended March 31, 2009 and through the filing date of this Form 10-Q, the Company continues to aggressively reduce and monitor its overall operating expenditures in response to general economic and internet advertising market conditions. We also continue to monitor and evaluate our business needs and resources on an ongoing basis, and may scale back in certain areas that are not deemed essential to the Company’s near term success. Our objective is to balance investment in the Company’s sales function and capabilities, as summarized herein, while conserving our financial resources to ensure we have sufficient liquidity to fund our planned business operations.

During the three months ended March 31, 2009, the Company recognized approximately $240,000 in revenues and incurred a net loss of approximately $730,000. During the three months ended March 31, 2008, the Company recognized approximately $50,000 in revenues and incurred a net loss of approximately $3,650,000. The ability to successfully generate future revenues is dependent on a number of factors, including (i) the availability of capital to continue to develop, operate and maintain the Disaboom Network, (ii) the ability to commercialize the Disaboom Network through advertising, sponsorship, and directory services sales, as well as partnerships with other organizations within and outside the disability industry, and (iii) the ability to attract and retain visitors to the Disaboom Network. There can be no assurance that the Company will not encounter setbacks related to these activities.

The balance sheet as of March 31, 2009, and the statements of operations and cash flows for the three month periods ended March 31, 2009 and 2008, respectively, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been appropriately made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

To date, the Company has in large part relied on equity financing to fund its operations. In February and March 2009, the Company raised additional equity funds through a private placement (Note 3). Management currently projects that 2009 expected revenue growth, plus the equity funds raised in March 2009, will provide sufficient funds to meet cash flow needs through December 31, 2009. However, management cannot provide any assurance that the projections will prove accurate or that unexpected liquidity needs will not arise. As such, the Company may need to attempt to raise outside capital through either debt or equity financing during the 2009 fiscal year to fund our operations. Management and the Board of Directors monitor the Company’s financial resources on an ongoing basis and may adjust planned business activities and operations as needed to ensure we have sufficient operating capital.

The December 31, 2008 balance sheet was derived from the Company’s December 31, 2008 audited financial statements.

2.	Summary of significant accounting policies:

Revenue recognition:

During the three months ended March 31, 2009, the Company received revenue primarily through the sale of its portfolio of traditional and new media advertising and sponsorship products on its flagship website Disaboom.com, and related microsites DisaboomJobs.com and Lovebyrd.com, as well as from the sale of various directory services products related to the Marketplace section of the Company’s main website. Advertising and sponsorship revenue comprised 97% of the Company’s total revenue. Advertising and sponsorship revenue, and directory services revenues, are recognized ratably over the period in which it is delivered and earned through (1) the development and release of sponsor landing pages, features, and channels on the Disaboom Network, (2) the delivery of advertising impressions by recognized and independent third party vendors, and (3) the publication and availability of national and local business listings and other directory service products in the Company’s Marketplace. The Company has agreements ranging in term from one month test agreements to twelve month advertising, sponsorship and marketplace directory services agreements. At March 31, 2009, unearned revenue of $175,888 represents amounts received under advertising contracts for which the CPM display advertisements, sponsorships, or directory services products have not yet been presented or fully delivered.

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

The Company currently maintains a bank account through Cambridge Investment Research Advisors, Inc. Through this account the Company invests a portion of its cash in short term commercial notes that are highly liquid and traditionally very low risk. However, the current credit crisis in the United States has continued from 2008 into 2009 and capital market conditions remain highly volatile.

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

Accounts receivable:

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $10,000 at March 31, 2009 and December 31, 2008. The Company generally does not require collateral from its customers. At March 31, 2009, three customers accounted for 27%, 10%, and 7% of the outstanding accounts receivable. The customer representing the 27% balance paid this outstanding balance in April 2009.

Website development costs:

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Web Site Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of web sites. Under EITF 00-2, costs related to certain web site development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life. Based upon the Company’s product development process and constant modification of the Company’s website, costs incurred by the Company during the application development stage have been insignificant. Therefore, through March 31, 2009, the Company has expensed all significant website development costs as these costs primarily related to planning and operational activities. For the three months ended March 31, 2009 and 2008, website development costs of approximately $1,500 and $11,000, respectively, were expensed.

Property and equipment:

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciations and related gain or loss is reflected in earnings. The useful lives are generally as follows:

Furniture and fixtures	3-5 years
Computer software, hardware and office equipment	3-5 years

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

On September 16, 2008 the Board of Directors adopted the 2008 Stock Option Plan (the “2008 Plan”) and reserved 3,000,000 shares under the 2008 Plan. The Company granted employees options to purchase 82,500 shares under the 2008 Plan during the period ended March 31, 2009, at a weighted average exercise price of 0.16 per share. The options are subject to various vesting schedules and are exercisable through various dates, the latest of which is in 2015. The weighted average fair value of stock options granted during the three months ended March 31, 2009 was estimated to be $0.16 per option. The Company used the following assumptions to determine the fair value of stock option grants during the three months ended March 31, 2009 and 2008:

	2009	2008
Expected term (years)	2.25-4	2.25-4
Volatility	69-85%	69-85%
Risk-free interest rate	1.87-3.73%	1.87-3.73%
Dividend yield	0%	0%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding and was calculated using the simplified method per the guidance of SAB 107 “Share Based Payment” (“SAB 107”) for “plain vanilla” options. The expected volatility is based on the historical price volatility of the common stock of similar companies in the internet industry. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the anticipated cash dividend over the expected term of the options.

Summary of stock option activity for the three months ended March 31, 2009 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	7,597,750	$0.44
Granted	82,500	$0.16
Exercised	—	$—
Expired	(10,000)	$0.50
Forfeited	(116,750)	$1.21

Outstanding at March 31, 2009	7,553,500	$0.43	2.33	$—

Vested at March 31, 2009	3,267,410	$0.46	1.70	$—

During the three ended March 31, 2009, compensation expense of $91,239 was recorded.

A summary of the status of the Company’s non-vested options as of and for the three months ended March 31, 2009, is presented below.

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	5,089,087	$0.20
Granted	82,500	0.11
Vested	(758,747)	0.23
Expired	(10,000)	0.22
Forfeited	(116,750)	0.67

Nonvested at March 31, 2009	4,286,090	$0.18

As of March 31, 2009, the Company had $342,357 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 2.5 years.

Loss per share:

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”, which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Stock options and warrants are not considered in the calculation, as the impact of potential common shares (12,443,992 at March 31, 2009 and 14,457,271 at March 31, 2008) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Fair Value

The carrying amount of cash and cash equivalents, accounts receivable, accrued expenses and deferred revenue is deemed to approximate fair value due to the immediate or short-term maturity of these financial instruments.

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not have any Level 3 financial assets as of March 31, 2009.

	Total	Level 1	Level 2
Assets:
Cash equivalents	270,388	270,388
Short-term investments	1,004,201	904,281	100,000

	1,274,589	1,174,669	100,000

Effective January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of March 31, 2009, the Company did not elect such option for our financial instruments and liabilities.

Recent pronouncements:

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157" (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

3.	Shareholders’ equity:

On March 19, 2009, the Company closed on $296,250 in gross proceeds under a private placement. In the closing, the Company issued a total of 1,850,000 shares of common stock at a price of $0.15 per share (the market price of the stock at the date of issuance). The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and the offering was made to accredited investors only. The Company is to issue an additional 125,000 shares upon receipt of certain documents. No commissions or other remuneration were paid in connection with these issuances.

4.	Significant agreements and subsequent events:

On March 31, 2009 the Company and its former Chief Executive Officer mutually agreed to terminate a $5,000 per month consulting agreement.

On March 1, 2009, the Company terminated a Master Services Agreement with a third party vendor, dated January 3, 2008, for hosting and database management services. The Master Services Agreement was terminated primarily in conjunction with the Company’s ongoing initiative to dramatically reduce its cost structure in light of general economic conditions, as well as to transition certain outsourced services to an in-house environment. The remaining financial obligation under the Master Services Agreement at the time of termination was approximately $150,000. On April 8, 2009 the Company and the third party vendor entered into a mutual settlement agreement and release whereby the Company paid to the third party vendor $75,000.

Effective April 1, 2009, certain of the Company’s employees, including the Company’s Chief Executive Officer, President and Chief Financial Officer, agreed to receive restricted shares of Company common stock, for services rendered to the Company, in lieu of receiving a portion of their salary. The total amount of salary foregone by all of the employees as a whole on a monthly basis is approximately $5,600. The number of shares to be issued to each employee on a monthly basis will be determined based upon the amount of monthly salary foregone by each employee, an average share price of the Company’s common stock, and a market based discount to compensate for the restricted nature of the stock grant. Each employee who will receive restricted shares has entered into a Compensation & Subscription Agreement for the period beginning on April 1, 2009, and ending no later than December 31, 2009. No shares of stock have been issued under these agreements.

On May 12, 2009 the Company and the Company’s Executive Director of Content and Chief Medical Officer mutually agreed to terminate the terms and obligations of his three year employment agreement with the Company. Although he is no longer serving as the Company’s Executive Director of Content and Chief Medical Officer, he is continuing to serve as the Chief Medical Adviser. The Company and the former Executive Director of Content and the Chief Medical Officer agreed that certain restrictive covenants imposed on him and the Company’s indemnification obligations, as set forth in his employment agreement, continue to be in force and effect. The Company agreed to pay the former Executive Director of Content and Chief Medical Officer severance equal to approximately eight months of his current and annual salary.

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

On May 12, 2009, the Company entered into a new lease agreement for its existing administrative offices under a non-cancellable operating lease that commences on August 1, 2009, and expires on October 31, 2012. The new lease agreement cancels the Company’s obligation to pay rent for the duration of the term of the Lease Agreement entered into on July 8, 2008.

Future lease payments are as follows:

2009 (remaining 9 months)	78,714
2010	119,579
2011	133,458
2012	117,443

Total	449,194

The Company is involved in various claims and assessments arising in the ordinary course of business. In the opinion of management, the eventual disposition of these matters will not have a material adverse effect in the financial statements.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        Cautionary Statement about Forward-Looking Statements

        This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,”“projects,” “intends,” “plans,” “believes,”“seeks,” “estimates,” “continues,” “may,”variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 10-K for the year ended December 31, 2008. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

        The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Plan of Operation

        About the Company

        We were incorporated in the State of Colorado on September 5, 2006 with the primary purpose of developing the first interactive online community dedicated to constantly improving the way Americans with disabilities or functional limitations live their lives. Our network of websites (the “Disaboom Network”) serves as a comprehensive online resource as well as a social media and publishing platform not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, employers, and other related communities. Our headquarters are located in the metropolitan area of Denver, Colorado.

        The Company released a limited availability beta version of its main website on September 1, 2007, and released the first fully operational version of our main website (www.disaboom.com) on January 24, 2008. On October 9, 2007, the Company acquired an online dating and social networking website with the domain name Lovebyrd.com, and re-branded Lovebyrd.com in the quarter ended March 31, 2008 as a related website of Disaboom.com. On February 1, 2008 the Company launched a website with the domain name DisaboomJobs.com, which is dedicated to providing employment-related resources and services to the disability community and their employers. The Company’s main website and related microsites for dating and employment-related resources and services are collectively referred to herein as the Disaboom Network.

        There are more than 54 million American adults living with disabilities or functional limitations today in the United States alone, and over 650 million worldwide. We believe Disaboom offers a new solution to the difficulties faced by this traditionally underserved market. Persons living with disabilities or functional limitations have unique needs, as do the people in their lives who are directly affected by such disabilities or functional limitations.

        We promote the trademarked name of our website, Disaboom.com, and related microsites DisaboomJobs.com and Lovebyrd.com, by primarily implementing a combination of search engine marketing/ search engine optimization (“SEM/SEO”) advertising campaigns, as well as organic and social marketing campaigns, intended to encourage people to visit our sites. We believe that with the present absence of a comprehensive, community-oriented network of websites specifically for people living with or directly affected by disabilities or functional limitations, this traditionally underserved target audience will visit and participate in our community, and contribute to its growth and success.

        Summary of Activities to Date

        Our activities in 2007 were primarily organizational in nature, including planning and developing version 1.0 of our main website (www.disaboom.com) and social networking platform, researching and beginning to implement our marketing and business development initiatives, planning and beginning to establish our sales operations, and continuing to build our management team and staff. The activities of the Company in 2008 focused on the initial operational matters of an early stage company, including (i) the initial launch of the first fully operational version of our main website (www.disaboom.com), (ii) expanding the resources, services, product offerings and capabilities of our main website, social network and publishing platform, (iii) launching additional resources and services through related microsites and the Company’s marketplace, (iv) integrating our main website and related microsites into the Disaboom Network, (v) driving internet traffic into the Disaboom Network, and (vi) beginning to generate traditional cost per mille (“CPM”) related advertising and sponsorship revenues, as well as directory services revenues.

        During the third and fourth calendar quarters of 2008, and through the period ended March 31, 2009, the Company began and continues today to respond aggressively to recessionary economic conditions, the liquidity crisis, capital market volatility, and the general economic outlook (collectively, “general economic conditions”), and their resultant adverse impact on the internet advertising industry. During the period ended March 31, 2009 and through the filing date of this Form 10-Q, the Company continues to aggressively reduce and monitor our overall operating expenditures in response to general economic and internet advertising market conditions. We also continue to monitor and evaluate our business needs and resources on an ongoing basis, and may scale back in certain areas that are not deemed essential to the Company’s near term success. Our objective is to balance investment in the Company’s sales function and capabilities, as summarized herein, while conserving our financial resources to ensure we have sufficient liquidity to fund our planned business operations. We also continue to monitor and evaluate our business needs and resources and may scale back in certain areas that are not deemed essential to the Company’s near term success.

        Business Changes and Business Progress in the Context of General Economic Conditions

        The Company continues to respond aggressively to changing general economic and internet advertising industry conditions. Market growth of traditional static banner and display advertising products in several online advertising market sectors has slowed considerably, and some sectors have experienced negative growth during the third and fourth calendar quarters of 2008, and at least the first quarter of 2009. This was due in particular to recessionary economic conditions, the liquidity crisis, capital market volatility, and the general economic outlook (collectively, “general economic conditions”). Online advertising market growth has also generally slowed due to online advertising pricing declines resulting from increased competition among numerous websites for advertisers to choose from. However, market growth related to niche website advertising which is directed at a specific target audience, as well as new media online advertising, is anticipated to recover more quickly than general website advertising and traditional advertising products as economic and capital market conditions begin to improve.

        Excluding sales personnel hires and terminations during the quarter ended March 31, 2009, total headcount during the quarter ended March 31, 2009 was reduced approximately 20%. Since the beginning of the current economic crisis in the third calendar quarter of 2008, the Company has reduced its total headcount approximately 45%, from 65 to 30 full time employees.

        Total cash operating expenditures were reduced approximately 36% during the quarter ended March 31, 2009 versus the previous quarter. Since the beginning of the current economic crisis in the third calendar quarter of 2008, the Company has reduced its average monthly cash expenditures by approximately 55%, from approximately $726,202 to approximately to $325,236 during the quarter ended March 31, 2009 with further reductions anticipated in the current quarter ending June 30, 2009.

        Focus Going Forward

        Our focus through the quarter ended March 31, 2009 and the remainder of 2009 will likely continue to be:

        (i)        the ongoing development and evolution of resources and services related to the Disaboom Network, our social media and publishing platform, our user community, and our customers;

        (ii)        the renewal and expansion of existing, as well as the sale of new customer contracts, thereby generating revenue and cash flow;

        (iii)        the completion of the redesign of our main website (www.disaboom.com) and our employment related website (www.disaboomjobs.com) to (a) improve the user experience, site performance and stability, (b) implement and update several changes in software industry best practices related to online resources, social media, social networking, and publishing since the launch of the first fully operational version of these sites in late January 2008, (c) implement a redesigned web based software architecture for our main website, (d) adapt our redesigned websites to the unique requirements and inputs of our community, (e) enhance our capacity and capabilities to work with other organizations in the disability industry, and (f) accommodate our growing portfolio of traditional and new media advertising and sponsorship, and directory services products.

        (iv)        the identification and pursuit of targeted traffic and growth opportunities related to the Disaboom Network, and the Company’s social media and publishing platform, through various search engine, social media, social networking, business development and partnership initiatives, and other activities; and

        (v)        the continued growth of our new customer sales, existing customer renewals, and cash collections, as well as the proactive management of our total cash operating expenditures, with the aim of ultimately achieving the status of cash flow positive in our business operations in late 2009.

        Ultimately, the features and products offered through the Disaboom Network that we will focus our time and resources to, may change due to general economic and internet advertising market conditions and as a result of which generates the best revenue and cash flow opportunities for the Company.

        We believe that the greater the awareness in the marketplace of the Disaboom Network, our community and brand, and our social media and publishing platform, the greater the amount of market penetration, organic traffic, advertising product opportunities and billable revenue we will experience and capitalize upon.

Results of Operations:

        During the quarter ended March 31, 2009 our revenues increased 383% to $240,634, from $49,860 during the quarter ended March 31, 2008. While the level of this increase was adversely impacted by general economic conditions, the increase was primarily a result of the Company (i) not yet having deployed its initial fully operational main website until approximately February 1, 2008; during January 2008 the Company effectively operated with a limited availability website, (ii) the Company surpassing the important customer credibility milestones of receiving one million monthly unique visitors and having a fully operational main website for at least one year, and (iii) the Company’s ability to demonstrate steadily improving or otherwise above industry average advertiser results and customer testimonials as their campaigns have been optimized throughout the terms of their agreements.

        During the quarter ended March 31, 2009 our net loss decreased 80% to $729,961, from $3,648,082 during the quarter ended March 31, 2008. The decrease was primarily a result of the Company completing its online branding campaign, and then aggressively reducing such marketing expenditures, as well as the Company’s ongoing initiative to dramatically reduce its cost structure in light of general economic conditions. This includes significant reductions in headcount as the Company eliminated various positions and initiatives not deemed essential to its 2009 success, the elimination of several Marketplace sales personnel, and transitioning from a variety of third party outsourced vendor services to an in-house environment.

        As of March 31, 2008, the Company had 24 full time and no part time employees, and outsourced all of its design, software development, and marketing efforts related to the online brand building and launches of its main and employment related websites. The Company also maintained various third party outsourced vendor services relationships to include public relations, content, and hosting and database management. During August 2008, the Company had 65 full time and two part time employees. As of March 31, 2009, the Company had 30 full time employees, three part time employees, and minimal outsourced third party vendor services relationships. In conjunction with the Company’s ongoing initiative to dramatically reduce its cost structure in light of general economic conditions, the Company’s average monthly cash operating expenditures were approximately $726,000 during the three month period ended September 30, 2008, approximately $438,000 during the three month period ended December 31, 2008, and approximately $325,000 during the three month period ended March 31, 2009.

        As reported in the Company’s 2008 Form 10-K, during the period from September 2008 through December 31, 2008, as the Company’s internet traffic increased substantially, the Company’s backlogged deliveries of CPM advertising commitments and related sponsorship obligations, billings and earned revenue correspondingly grew significantly, enabling the Company to begin to hire, train and re-invest in dedicated CPM and sponsorship sales executives in late December 2008 and into 2009. While general economic conditions have adversely impacted the Company’s sales efforts during the three month periods ended December 31, 2008 versus March 31, 2009, sales increased more than 200% during this period to approximately $150,000, and April 2009 sales are more than 100% of the first calendar quarter’s average monthly sales of approximately $50,000.

Liquidity and Capital Resources

        As of March 31, 2009 we had working capital of $1,185,162 as compared to working capital of $1,540,527 as of December 31, 2008. At March 31, 2009 we had current assets of $1,757,258, including $469,152 in cash and cash equivalents, and $1,004,281 in short-term investments. Our working capital and current assets decreased from December 31, 2008 as during the quarter we primarily funded our operations from our resources on-hand. While we did record limited revenues during the quarter ended March 31, 2009, these revenues were not sufficient to cover our expenditures.

        To date we have generated limited amounts of revenue from the Disaboom Network and we currently fund our operations primarily through funds raised in private placements of our equity securities. As reported in the Company’s 2008 Form 10-K, during the period from September 2008 through December 31, 2008, as the Company’s internet traffic increased substantially, the Company’s backlogged deliveries of CPM advertising commitments and related sponsorship obligations, billings and earned revenue correspondingly grew significantly, enabling the Company to begin to hire, train and re-invest in dedicated CPM and sponsorship sales executives in late December 2008 and into 2009. However, while general economic conditions adversely impacted the Company’s sales efforts during at least the first calendar quarter of 2009, the Company has aggressively continued to reduce its operating cost structure.

                 With our projected sales, operations and expenditures we expect that our current financial resources are sufficient to fund our operations until the fourth calendar quarter of 2009 at which time we anticipate that we shall be cash flow positive. However, in the event we fail to achieve our projections during calendar 2009, we expect that during fiscal 2009 we will need to raise additional funds through equity or debt financing to continue to fund our planned business operations. Current conditions in the global and financial markets have currently limited the availability of these resources. We cannot assure you that capital will be available on reasonable terms, if at all. Therefore, the inability to raise additional funds, either through equity or debt financing could materially impair our ability to generate revenues, or continue our current business operations.

ITEM 4T. Controls and Procedures.

a.	Disclosure Controls

        As of March 31, 2009, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation as of March 31, 2009, our Chief Executive and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

        There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.   Unregistered Sale of Equity Securities and Use of Proceeds

        The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sale of equity securities that occurred during the quarter or subsequently and not previously reported in our annual report on Form 10-K for the year ended December 31, 2008.

        On January 16, 2009, pursuant to our 2008 Stock Option Plan (the “2008 Plan”) we granted an employee an aggregate of 25,000 options to purchase shares of our common stock exercisable at 0.21 per share. These options vest on a pro-rata basis over a three year period from the date of grant (January 16, 2010, January 16, 2011, and January 16, 2012). The options were granted in consideration for the recipients’ services to be rendered as an employee. To the extent these option grants constituted “sales” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for the grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

        On March 18, 2009, pursuant to our 2008 Plan we granted two employees an aggregate of 57,500 options to purchase shares of our common stock. The options are exercisable at 0.14 per share and each option vests on a pro-rata basis over a three year period from the date of grant (March 18, 2010, March 18, 2011, and March 18, 2012). The options were granted in consideration for the recipients’ expanded responsibilities and continuing services to be rendered as employees. To the extent these option grants constituted “sales” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for the grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

         On March 19, 2009, the Company closed on $296,500 in gross proceeds under a private placement. In the closing, the Company issued a total of 1,850,000 shares of common stock at a price of $.15 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and the offering was made to accredited investors only. The Company is to issue an additional 125,000 shares upon receipt of certain document. No commissions or other remuneration were paid in connection with this issuance.

ITEM 5.  Other Information

On March 31, 2009 the business consulting agreement between the Company and J.W. Roth, the chairman of our board of directors was terminated. On November 4 2008, we entered into the agreement with Mr. Roth and at the time of its termination we were paying Mr. Roth $5,000 per month pursuant to the agreement. The agreement was mutually terminated by the Company and Mr. Roth in an effort to help the Company conserve its financial resources in light of general economic conditions. We did not pay Mr. Roth any fees or other consideration to terminate the agreement. Mr. Roth continues to serve as the chairman of our board of directors.

Effective April 1, 2009, certain of the Company’s employees, including the Company’s Chief Executive Officer, President and Chief Financial Officer, agreed to receive restricted shares of Company common stock, for services actually rendered to the Company, in lieu of receiving a portion of their salary. The total amount of salary foregone by all of the employees as a whole on a monthly basis is approximately $5,200. The number of shares to be issued to each employee on a monthly basis will be determined based upon the amount of monthly salary foregone by each employee, an average share price of the Company’s common stock, and a market based discount to compensate for the restricted nature of the stock grant. Each employee who will receive restricted shares has entered into a Compensation & Subscription Agreement for the period beginning on April 1, 2009, and ending no later than December 31, 2009. No shares of stock have been issued under these agreements as of the filing of this Form 10-Q.

On May 12, 2009 the Company and the Company’s Executive Director of Content and Chief Medical Officer mutually agreed to terminate the terms and obligations of his three year employment agreement with the Company. Although, he is no longer serving as the Company’s Executive Director of Content and Chief Medical Officer, he is continuing to serve as the Chief Medical Adviser. The Company and the former Executive Director of Content and the Chief Medical Officer agreed that certain restrictive covenants imposed on him and the Company’s indemnification obligations, as set forth in his employment agreement, continue to be in force and effect. The Company agreed to pay the former Executive Director of Content and Chief Medical Officer severance equal to approximately eight months of his current and annual salary.

ITEM 6.  Exhibits.

3.1	Articles of Incorporation, as amended (1)
3.1.1	Amendment to the Articles of Incorporation(2),(4)
3.2	Bylaws (3)
31.1	Certification of CEO and CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-QSB, filed May 15, 2007.
(2)	Incorporated by reference from Form 8-K, filed August 24, 2007.
(3)	Incorporated by reference from Form 8-K, filed March 6, 2008.
(4)	Incorporated by reference from Form 8-K filed November 7, 2008.

DISABOOM INC.

SIGNATURES

        In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISABOOM, INC.
May 14, 2009	By:	/s/ John Walpuck
John Walpuck, President, Principal Financial Officer and Principal Executive Officer