Form 10-Q
period 2009-06-30
Disaboom, Inc.
filed 2009-08-14
CIK 1393901

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Registrant’s telephone number, including area code: (303) 952-6500

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

There were 40,454,975 shares of the issuer’s common stock, par value $0.0001, outstanding as of August 13, 2009.

DISABOOM INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2009

DISABOOM, INC.

BALANCE SHEETS

	June 30, 2009	December 31, 2008

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$259,586	$1,035,637
Short-term investments	741,031	916,039
Accounts receivable, net;	124,796	220,144
Prepaid expenses	136,767	136,349

Total current assets	1,262,180	2,308,169
Property and equipment, net	63,421	59,312
Deposits	10,917	10,917

Total assets	$1,336,518	$2,378,398

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$197,881	$249,555
Accrued expenses	184,498	221,323
Unearned revenue	132,644	293,607
Other current liabilities	451	3,157

Total liabilities (all current)	515,474	767,642

Commitments and contingencies
Shareholders’ equity (Note 3):
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding
Common stock, $0.0001 par value; authorized 100,000,000 shares; 45,448,742 and 43,343,603 issued and outstanding, respectively	4,545	4,334
Shares to be issued	18,750
Additional paid-in capital	20,854,544	20,399,547
Accumulated deficit	(20,056,795)	(18,793,125)

Total shareholders’ equity	821,044	1,610,756

Total liabilities and shareholders’ equity	$1,336,518	$2,378,398

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Six months ended June 30,
	2009	2008	2009	2008

Revenue	$163,577	$141,355	$404,211	$191,215
Expenses:
Sales and marketing	(401,244)	(1,600,054)	(909,179)	(3,729,766)
General, administrative and other	(434,681)	(1,928,921)	(984,943)	(3,416,142)

Loss from operations	(672,348)	(3,387,620)	(1,489,911)	(6,954,693)
Other income (expense):
Interest income	21,729	18,985	29,845	71,340
Gain (loss) on short-term investments	115,940	50,816	196,151	(82,548)

Net loss	$(534,679)	$(3,317,819)	$(1,263,915)	$(6,965,901)

Net loss per share, basic and diluted (Note 2)	$(0.01)	$(0.08)	$(0.03)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted (Note 2)	45,283,958	43,173,903	44,441,793	42,342,288

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,	Six months ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,263,915)	$(6,965,901)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	162,382	579,817
Common stock issued for services	15,327	42,500
Unrealized (gain) loss on short-term investments	(196,151)	82,548
Depreciation expense	16,659	7,701
Changes in operating assets and liabilities:
Accounts receivable	95,348	(4,517)
Prepaid expenses and deposits	(418)	(355,614)
Accounts payable	(51,674)	48,885
Accrued expenses	(36,825)	(27,692)
Unearned revenue	(160,963)	35,340
Other current liabilities	(2,706)	(7,667)

Net cash used in operating activities	(1,422,936)	(6,564,600)

Cash flows from investing activities:
Purchase of investments	(28,826)	(122,842)
Sale of investments	399,985	843,082
Purchase of property and equipment	(20,524)	(21,739)

Net cash provided by investing activities	350,635	698,501

Cash flows from financing activities:
Proceeds from issuance of common stock	296,250	2,342,000
Proceeds from redemption of warrants, net	—	2,720,947
Proceeds from exercise of options	—	11,000

Net cash provided by financing activities	296,250	5,073,947

Decrease in cash and cash equivalents	(776,051)	(792,152)
Cash and cash equivalents at beginning of period	1,035,637	4,432,751

Cash and cash equivalents at end of period	$259,586	$3,640,599

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

NOTES TO FINANCIAL STATEMENTS

Six months ended June 30, 2009
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

During the third and fourth calendar quarters of 2008, and through the period ended June 30, 2009, the Company began, and continues to respond aggressively to recessionary economic conditions, the liquidity crisis, capital market volatility, and the general economic outlook, and their resultant adverse impact on the internet advertising industry. During the period ended June 30, 2009 and through the filing date of this Form 10-Q, the Company continues to aggressively reduce and monitor its overall operating expenditures in response to general economic and internet advertising market conditions. We also continue to monitor and evaluate our business needs and resources on an ongoing basis, and may scale back in certain areas that are not deemed essential to the Company’s near term success. Our objective is to balance investment in the Company’s sales function and capabilities, as summarized herein, while conserving our financial resources to ensure we have sufficient liquidity to fund our planned business operations.

During the three and six month periods ended June 30, 2009, the Company recognized approximately $163,577 and $404,211 in revenues, and incurred net losses of approximately $534,679 and $1,263,915, respectively. During the three and six month periods ended June 30, 2008, the Company recognized approximately $141,355 and $191,215 in revenues, and incurred net losses of approximately $3,317,819 and $6,965,901 respectively. The ability to successfully generate future revenues is dependent on a number of factors, including (i) the availability of capital to continue to develop, operate and maintain the Disaboom Network, (ii) the ability to commercialize the Disaboom Network through advertising, sponsorship, and directory services sales, as well as partnerships with other organizations within and outside the disability industry, and (iii) the ability to attract and retain visitors to the Disaboom Network. There can be no assurance that the Company will not encounter setbacks related to these activities.

The balance sheet as of June 30, 2009, and the statements of operations and cash flows for the three and six month periods ended June 30, 2009 and 2008, respectively, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been appropriately made.

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

To date, the Company has in large part relied on equity financing to fund its operations. In February and March 2009, the Company raised additional equity funds through a private placement (Note 3). Management currently projects that 2009 expected revenue growth, plus the equity funds raised in March 2009, will provide sufficient funds to meet cash flow needs into but not through our fourth fiscal quarter. However, management cannot provide any assurance that the projections will prove accurate or that unexpected liquidity needs will not arise. As such, the Company will likely need to attempt to raise outside capital through either debt or equity financing during the 2009 fiscal year to fund our operations. Management and the Board of Directors monitor the Company’s financial resources on an ongoing basis and may adjust planned business activities and operations as needed to ensure we have sufficient operating capital.

The December 31, 2008 balance sheet was derived from the Company’s December 31, 2008 audited financial statements.

2.	Summary of significant accounting policies:

Revenue recognition:

During the six months ended June 30, 2009, the Company received revenue primarily through the sale of its portfolio of traditional and new media advertising products on its flagship website Disaboom.com, and related microsites DisaboomJobs.com and Lovebyrd.com, as well as from the sale of various directory services products related to the Marketplace section of the Company’s main website. Advertising revenue comprised 97% of the Company’s total revenue. Advertising revenue and directory services revenues are recognized ratably over the period in which it is delivered and earned primarily through (1) the development and release of sponsor advertisements, landing pages, features, and channels on the Disaboom Network, (2) the delivery of advertising impressions by recognized and independent third party vendors, and (3) the publication and availability of business listings and other directory service products in the Company’s Marketplace. The Company has agreements ranging in term from one month test agreements to twelve month advertising, sponsorship and marketplace directory services agreements. At June 30, 2009, unearned revenue of $132,644 represents amounts received under advertising contracts for which the advertisements or directory services products have not yet been presented or fully delivered.

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents.

Short-term investments:

Short-term investments consist of mutual funds. The Company accounts for short-term marketable securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

Accounts receivable:

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $10,000 at June 30, 2009 and December 31, 2008. The Company generally does not require collateral from its customers. At June 30, 2009, three customers accounted for 23%, 13%, and 6% of the outstanding accounts receivable.

Website development costs:

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Web Site Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of web sites. Under EITF 00-2, costs related to certain web site development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life. Based upon the Company’s product development process and constant modification of the Company’s website, costs incurred by the Company during the application development stage have been insignificant. Therefore, through June 30, 2009, the Company has expensed all significant website development costs as these costs primarily related to planning and operational activities. For the three and six months ended June 30, 2009 and 2008, website development costs of approximately $1,500, $73,000, $1,500 and $84,000 respectively, were expensed.

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

On September 16, 2008 the Board of Directors adopted the 2008 Stock Option Plan (the “2008 Plan”) and reserved 3,000,000 shares under the 2008 Plan. During the six months ended June 30, 2009 the Company granted stock options to purchase 82,500 shares under the 2008 Plan, at a weighted average price of $0.16 per share. The options are subject to various vesting schedules and are exercisable through various dates, the latest of which is in 2015.

The weighted average fair value of stock options granted during the six months ended June 30, 2009 was estimated to be $0.16 per option. The Company used the following assumptions to determine the fair value of stock option grants during the six months ended June 30, 2009 and 2008:

	2009	2008

Expected term (years)	3	2.25-4
Volatility	72%	69-85%
Risk-free interest rate	1.05 - 1.14%	1.87-3.73%
Dividend yield	0%	0%

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

Summary of stock option activity for the six months ended June 30, 2009 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	7,597,750	$0.44

Granted	82,500	$0.18
Exercised	—	$—
Expired	(13,750)	$0.49
Forfeited	(257,375)	$0.70

Outstanding at June 30, 2009	7,409,125	$0.35	3.98	$—

Vested at June 30, 2009	3,373,038	$0.45	3.57	$—

During the three and six months ended June 30, 2009, compensation expense of $71,143 and $162,382 was recorded.

A summary of the status of the Company’s non-vested options as of and for the six months ended June 30, 2009, is presented below.

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value

Outstanding January 1, 2009	5,089,087	$0.20
Granted	82,500	$0.18
Vested	(864,375)	$0.45
Expired	(13,750)	$0.49
Forfeited	(257,375)	$0.70

Nonvested at June 30, 2009	4,036,087	$0.27

As of June 30, 2009, the Company had $237,938 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 2.5 years.

Loss per share:

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”, which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Stock options and warrants are not considered in the calculation, as the impact of potential common shares (16,877,000 at June 30, 2009 and 14,681,090 at June 30, 2008) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Fair Value

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable is deemed to approximate fair value due to the immediate or short-term maturity of these financial instruments.

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

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not have any Level 3 financial assets as of June 30, 2009.

	Total	Level 1

Assets:
Cash equivalents	20,282	20,282
Short-term investments	741,031	741,031

	761,313	761,313

Effective January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of June 30, 2009`, the Company did not elect such option for our financial instruments and liabilities.

Recent pronouncements:

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 is effective beginning with this interim period ended June 30, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective beginning with this interim period ended June 30, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification which changes the referencing of financial statements is effective for interim or annual periods ending after September 15, 2009. Therefore in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s financial position or results of operations, upon adoption.

Effective April 1, 2009, certain of the Company’s employees, including the person serving as the Company’s Chief Executive Officer, President and Chief Financial Officer, agreed to receive restricted shares of Company common stock, for services rendered to the Company, in lieu of receiving a portion of their salary. The total amount of salary foregone by all of the employees as a whole on a monthly basis is approximately $5,200. The number of shares to be issued to each employee on a monthly basis will be determined based upon the amount of monthly salary foregone by each employee, an average share price of the Company’s common stock, and a market based discount to compensate for the restricted nature of the stock grant. Each employee who has or will receive restricted shares has entered into a Compensation & Subscription Agreement for the period beginning on April 1, 2009, and ending no later than December 31, 2009 (Note 3).

3.	Shareholders’ equity:

On March 19, 2009, the Company closed on $296,250 in gross proceeds under a private placement. In the closing, the Company issued a total of 1,850,000 shares of common stock at a price of $0.15 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and the offering was made to accredited investors only. The Company is to issue an additional 125,000 shares upon receipt of certain documents. No commissions or other remuneration were paid in connection with these issuances.

During the three months ended June 30, 2009 the Company issued a total of 255,138 shares of common stock for services rendered by employees in lieu of receiving a portion of their salary. The Company recorded the compensation expense of $15,327 based on the market price of the common stock issued.

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

Effective April 1, 2009, certain of the Company’s employees, including the person serving as the Company’s Chief Executive Officer, President and Chief Financial Officer, agreed to receive restricted shares of Company common stock, for services rendered to the Company, in lieu of receiving a portion of their salary. The total amount of salary foregone by all of the employees as a whole on a monthly basis is approximately $5,200. The number of shares to be issued to each employee on a monthly basis will be determined based upon the amount of monthly salary foregone by each employee, an average share price of the Company’s common stock, and a market based discount to compensate for the restricted nature of the stock grant. Each employee who has or will receive restricted shares has entered into a Compensation & Subscription Agreement for the period beginning on April 1, 2009, and ending no later than December 31, 2009 (Note 3).

On May 12, 2009 the Company and the Company’s former Executive Director of Content and Chief Medical Officer mutually agreed to terminate the terms and obligations of his three year employment agreement with the Company. Although he is no longer serving as the Company’s Executive Director of Content and Chief Medical Officer, he is now serving as the Company’s Chairman of the Board of Directors, as well as its Chief Medical Adviser. The Company and the former Executive Director of Content and the Chief Medical Officer agreed that certain restrictive covenants imposed on him and the Company’s indemnification obligations, as set forth in his employment agreement, continue to be in force and effect, and agreed to pay him severance equal to approximately eight months of his then current annual salary.

Effective July 2, 2009 the Company entered into a Redemption and Lock-Up Agreement with its former Chairman and Chief Executive Officer who is a significant Company shareholder and previously owned approximately 15.5% (now approximately 5%) of our outstanding common stock. Pursuant to the agreement the Company purchased 5 million shares of Company common stock in consideration for $200,000. As part of the agreement, the Company’s former Chairman and Chief Executive Officer agreed that for a period of fourteen months he will not engage in certain transactions with respect to his remaining shares of Company common stock (approximately 2.1 million shares), such as sell, pledge, lend or otherwise dispose of his remaining shares without receiving prior Company consent. The Company purchased the shares in order to make the shares available for other corporate purposes. If the Board of Directors deems it advisable and appropriate for the Company to issue additional shares of its common stock the Company believes that having the shares available for issuance is in the Company’s, and its shareholders’, best interest in that any such issuances will now cause less dilution to the Company’s existing shareholders.

The Company evaluated events through August 14, 2009 for consideration of a subsequent event to be included in its June 30, 2009 financial statements, issued August 14, 2009.

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

Future lease payments are as follows:

2009 (remaining 6 months)	55,712
2010	119,579
2011	133,458
2012	117,443

Total	426,192

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

          The Company released the first fully operational version of our main website (www.disaboom.com) on January 24, 2008. On October 9, 2007, the Company acquired an online dating and social networking website with the domain name Lovebyrd.com, and re-branded Lovebyrd.com in the quarter ended March 31, 2008 as a related website of Disaboom.com. On February 1, 2008 the Company launched a website with the domain name DisaboomJobs.com, which is the first website dedicated to providing employment-related resources and services to the disability community and their employers who are actively trying to create a more inclusive workforce. On July 31, 2009, the Company announced the launch of its redesigned DisaboomJobs.com website. The Company’s main website and related microsites for employment-related resources and services, as well as dating, are collectively referred to herein as the Disaboom Network.

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

          We promote the trademarked name of our website, Disaboom.com, and related microsites DisaboomJobs.com and Lovebyrd.com, by primarily implementing a combination of search engine optimization and search engine marketing (“SEO/SEM”) advertising campaigns, as well as organic and social marketing campaigns, intended to encourage people to visit our sites. We believe that with the present absence of a comprehensive, community-oriented network of websites specifically for people living with or directly affected by disabilities or functional limitations, this traditionally underserved target audience will visit and participate in our community, and contribute to its growth and success.

Summary of Activities to Date

          The activities of the Company in 2008 generally focused on the initial operational matters of an early stage internet company, including (i) the initial launch of the first fully operational version of our main website (www.disaboom.com) on January 24, 2008, (ii) launching additional resources and services through related microsites and the Company’s marketplace, (iii) integrating our main website and related microsites into the Disaboom Network, (iv) driving internet traffic into the Disaboom Network, and (v) beginning to generate traditional cost per mille (“CPM”) related advertising and sponsorship revenues, as well as directory services revenues.

          During the third and fourth calendar quarters of 2008, and through the period ended June 30, 2009, the Company began and continues today to respond aggressively to recessionary economic conditions, the liquidity crisis, capital market volatility, and the general economic outlook (collectively, “general economic conditions”), and their resultant adverse impact on the internet advertising industry. During the period ended June 30, 2009 and through the filing date of this Form 10-Q, the Company continues to aggressively reduce and monitor our overall operating expenditures in response to general economic and internet advertising market conditions. We also continue to monitor and evaluate our business needs and resources on an ongoing basis, and may scale back in certain areas that are not deemed essential to the Company’s near term success. Our objective is to balance investment in the Company’s sales function and capabilities, as summarized herein, while conserving our financial resources to ensure we have sufficient liquidity to fund our planned business operations.

          Business Changes and Business Progress in the Context of General Economic Conditions

          Market growth of traditional static banner and display advertising products in several online advertising market sectors has slowed considerably, and some sectors experienced negative growth during the third and fourth calendar quarters of 2008, and through at least through the second quarter of 2009. This was due in particular to the general economic conditions. Online advertising market growth has also generally slowed due to online advertising pricing declines resulting from increased competition among numerous websites for advertisers to choose from. However, market growth related to niche website advertising which is directed at a specific target audience such as Disaboom, as well as new media online advertising, is anticipated to recover more quickly than general website advertising and traditional advertising products as economic conditions begin to improve.

          Beginning in September 2008, the Company, with the full support of its Board of Directors, aggressively responded to dramatically changing economic, capital market, and internet advertising conditions. The Company appointed new leadership, restructured its management team and employee base, and dramatically reduced its overall cost structure to reflect these new realities – while at the same time launching a series of initiatives designed to enhance its future growth and drive to profitability. Since the third calendar quarter of 2008, the Company has realized the following financial results and launched the following business initiatives:

•

Average monthly cash operating expenditures for the quarter ended June 30, 2008 were $1,546,206; average monthly cash operating expenditures for the most recent quarter ended June 30, 2009 were $244,162, a decrease of 84 percent.

•	There were 63 full-time employees during the month of August 2008, and only 20 full-time employees as of June 30, 2009, a decrease of 68 percent.

•

There were a number of outsourced third party vendor services relationships as of August 2008; the Company has aggressively restructured its operations, terminated almost all of its third party vendor services relationships, and performs the necessary core functions in-house as of June 30, 2009.

•

Unique visitors to the Disaboom Network during the month of August 2008 were approximately 285,000; there were approximately 1,345,000 unique visitors during the month of June 2009, an increase of 370 percent.

•

Beginning in December 2008, the Company launched a new sales initiative, and began to hire, train, and develop online sales executives on a very limited basis; for the quarters ended December 31, 2008, March 31, 2009, and June 30, 2009, sales related to this initiative were approximately $33,000, $141,000, and $230,000, respectively.

•

There were three groups of standard products available for sale to advertisers as of August 2008; there are four groups of standard products, as well as 10 additional individual products, available for sale to advertisers as of June 30, 2009.

•

Beginning in the quarter ended June 30, 2009, the Company launched a comprehensive initiative involving the entire redesign of its enterprise technology, including its enterprise framework, social media applications, and web assets (i.e., websites); the primary objective of the redesign initiative is to dramatically enhance the user experience by simplifying navigation and substantially increasing site speed.

          Focus Going Forward

          Our focus through the quarter ending September 30, 2009 and the remainder of 2009 will likely continue to be:

          (i) the continued growth of our new customer sales, existing customer renewals, and cash collections, as well as the proactive management of our total cash operating expenditures, with the aim of ultimately achieving the status of cash flow positive in our business operations in late 2009;

          (ii) the completion of the comprehensive initiative involving the entire redesign of the Company’s enterprise technology, including its enterprise framework, social media applications, and web assets (i.e., websites) summarized above;

           (iii) the identification and pursuit of targeted traffic and growth opportunities related to the Disaboom Network, (including the redesign of our website Disaboom.com), our social media and publishing platform, through various search engine, social media, social networking, business development and partnership initiatives, and other activities; and

          (iv) the ongoing development and evolution of resources, products and services related to the Disaboom Network, our social media and publishing platform, our user community, and our customers.

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

Results of Operations:

          During the three months ended June 30, 2009, our revenues increased 16% to $163,577 from $141,355 during the six months ended June 30, 2008. During the six months ended June 30, 2009 our revenues increased 111% to $404,211 from $191,215 during the six months ended June 30, 2008. While the level of these increases were adversely impacted by general economic conditions and certain limitations with the Company’s existing website, revenues for the three and six months ended June 30, 2008 were generated under a dramatically higher cost structure than currently exists at the Company. The revenue increases were driven by the Company’s ability to surpass the important customer credibility milestones of receiving one million monthly unique visitors and having a fully operational main website for at least one year, and being able to demonstrate steadily improving or otherwise above industry average advertiser results and customer testimonials as their campaigns have been optimized throughout the terms of their agreements.

          During the three months ended June 30, 2009, our net loss decreased 84% to $534,679, from $3,317,819 during the three months ended June 30, 2008. During the six months ended June 30, 2009 our net loss decreased 82% to $1,263,915 from $6,965,901. These decreases were primarily a result of the Company’s ongoing initiative to dramatically reduce its cost structure in light of general economic conditions, without impairing its core operating capabilities. This includes significant reductions in headcount as the Company eliminated various positions and initiatives not deemed essential to its 2009 success, the elimination of several Marketplace sales personnel, and transitioning from a variety of third party outsourced vendor services to an in-house environment as summarized above. Average monthly cash operating expenditures for the quarter ended June 30, 2008 were $1,546,206; average monthly cash operating expenditures for the quarter ended June 30, 2009 were $244,162, a decrease of 84%. June 2009 monthly cash operating expenditures were approximately $200,000.

          As of June 30, 2008, the Company had 35 full time and 6 part time employees, and outsourced all of its design, software development, and marketing efforts related to the online brand building and launches of its main and employment related websites. The Company also maintained various third party outsourced vendor services relationships to include public relations, content, as well as hosting and database management. As of June 30, 2009, the Company had 20 full time employees, 3 part time employees, and minimal outsourced third party vendor services relationships. The reduction in staff contributed to our reduction in expenses for June 30, 2009.

Liquidity and Capital Resources

          As of June 30, 2009 we had working capital of $746,706 as compared to working capital $1,540,527 as of December 31, 2008. At June 30, 2009 we had current assets of $1,262,180, including $259,586 in cash and cash equivalents, and $741,031 in short-term investments. Our working capital and current assets decreased from March 31, 2009 as during the six month period ended June 30, 2009 we primarily funded our operations from our resources on-hand. While we earned revenues during the quarter ended June 30, 2009, these revenues were not sufficient to cover our expenditures.

          With our projected sales, operations and expenditures we expect that our current financial resources are sufficient to fund our operations into the fourth calendar quarter of 2009. We expect that during fiscal 2009 we will need to raise additional funds through equity or debt financing to continue to fund our current and pla nned business operations. Current conditions in the global and financial markets have currently limited the availability of these resources. We cannot assure you that capital will be available on reasonable terms, if at all. Therefore, the inability to raise additional funds, either through equity or debt financing could materially impair our ability to generate revenues, or continue our current business operations.

ITEM 4T. Controls and Procedures.

a. Disclosure Controls

          As of June 30, 2009, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation as of June 30, 2009, our Chief Executive and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

          The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sale of equity securities that occurred during the quarter or subsequently and not previously reported in our quarterly report on form 10-Q for the quarter ended March 31, 2009.

          On April 30, 2009, the Company issued a total of 98,250 shares of common stock share to certain employees of the Company for services rendered, in lieu of receiving $5,109 in compensation. The number of shares issued to each employee was determined based upon the amount of monthly salary foregone by each employee. An average share price of the Company’s common stock and market based discount to compensate for the restricted nature of the stock. As such, the Company did not receive cash consideration for the shares, instead the shares were issued in consideration for services. We relied on the exemption from registration provided by sections 4(2) and 4(6) under the Securities Act of 1933 for the issuance of common stock to one employee(being our President and accredited investor). Further, we relied on the exemption from registration provided by section 4(2) under the Securities Act of 1933 for the issuance of common stock to the other employees because we: (i) did not engage in any public advertising or general solicitation in connection with the issuance: (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial business and corporate information, and (iii) believed that for each issuance the recipient obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with these issuances.

On May 31, 2009, the Company issued a total of 71,454 shares of common stock at a price per share to certain employees of the Company for services rendered, in lieu of receiving $5,109 in compensation. The number of shares issued to each employee was determined based upon the amount of monthly salary foregone by each employee. An average share price of the Company’s common stock and market based discount to compensate for the restricted nature of the stock. As such, the Company did not receive cash consideration for the shares, instead the shares were issued in consideration for services. We relied on the exemption from registration provided by sections 4(2) and 4(6) under the Securities Act of 1933 for the issuance of common stock to one employee(being our President and accredited investor). Further, we relied on the exemption from registration provided by section 4(2) under the Securities Act of 1933 for the issuance of common stock to the other employees because we: (i) did not engage in any public advertising or general solicitation in connection with the issuance: (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial business and corporate information, and (iii) believed that for each issuance the recipient obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with these issuances.

On June 30, 2009, the Company issued a total of 85,434 shares of common stock to certain employees of the Company for services rendered, in lieu of receiving $5,109 in compensation. The number of shares issued to each employee was determined based upon the amount of monthly salary foregone by each employee. An average share price of the Company’s common stock and market based discount to compensate for the restricted nature of the stock. As such, the Company did not receive cash consideration for the shares, instead the shares were issued in consideration for services. We relied on the exemption from registration provided by sections 4(2) and 4(6) under the Securities Act of 1933 for the issuance of common stock to one employee(being our President and accredited investor). Further, we relied on the exemption from registration provided by section 4(2) under the Securities Act of 1933 for the issuance of common stock to the other employees because we: (i) did not engage in any public advertising or general solicitation in connection with the issuance: (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial business and corporate information, and (iii) believed that for each issuance the recipient obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with these issuances.

ITEM 5. Other Information

None

ITEM 6. Exhibits.

3.1	Articles of Incorporation,as amended (1)

3.1.1	Amendment to the Articles of Incorporation(2),(4)

3.2	Bylaws (3)

10.1	Form Compensation and Subscription Agreement, (as executed by certain employees including our CEO, CFO, and President) filed herewith

10.2	Severance Agreement with Glen House, effective as of May 1, 2009 filed herewith

31.1	Certification of CEO and CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

DISABOOM, INC.
August 14, 2009	By:	/s/ John Walpuck

Date		John Walpuck,
President, Principal Financial Officer
and Principal Executive Officer