Form 10-Q
period 2009-09-30
Disaboom, Inc.
filed 2009-11-23
CIK 1393901

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

Commission file number: 000-52558

DISABOOM, INC.
(Exact name of the registrant as specified in its charter)

Colorado	20-5973352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7730 E. Belleview Avenue, Suite A306
 Greenwood Village, CO 80111
____________________________
 (Address of principal executive offices)

Registrant's telephone number, including area code: (303) 952-6500

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

There were 41,122,745 shares of the issuer's common stock, par value $0.0001, outstanding as of November 19, 2009.

DISABOOM INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

DISABOOM, INC.
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,519	$1,035,637
Short-term investments	-	916,039
Accounts receivable, net	79,658	220,144
Prepaid expenses	85,704	136,349

Total current assets	421,881	2,308,169
Property and equipment, net	63,914	59,312
Deposits	9,286	10,917

Total assets	$495,081	$2,378,398

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$192,581	$249,555
Accrued expenses	229,839	221,323
Unearned revenue	80,380	293,607
Other current liabilities	2,245	3,157

Total liabilities (all current)	505,045	767,642

Commitments and contingencies

Shareholders' equity (Note 3):
Preferred stock, $0.0001 par value; authorized
10,000,000 shares; none issued and outstanding
Common stock, $0.0001 par value; authorized 100,000,000
shares; 41,031,078 and 43,343,603 issued and outstanding, respectively	4,103	4,334
Shares to be issued	18,750
Additional paid-in capital	20,717,239	20,399,547
Accumulated deficit	(20,750,056)	(18,793,125)
Total shareholders' equity	(9,964)	1,610,756

Total liabilities and shareholders' equity	$495,081	$2,378,398

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Revenue	$101,329	$196,242	$505,540	$387,457

Expenses:
Sales and marketing	(422,645)	(947,496)	(1,331,824)	(4,677,262)
General, administrative and other	(407,865)	(1,512,951)	(1,392,809)	(4,929,093)
Loss from operations	(729,181)	(2,264,205)	(2,219,093)	(9,218,898)
Other income (expense):
Interest income	14,905	9,630	44,750	80,970
Gain (loss) on short-term investments	21,261	(68,178)	217,412	(150,726)

Net loss	$(693,015)	$(2,322,753)	$(1,956,931)	$(9,288,654)

Net loss per share, basic and diluted (Note 2)	$(0.02)	$(0.05)	$(0.05)	$(0.22)

Weighted average number of common shares
outstanding, basic and diluted (Note 2)	40,688,821	43,322,911	43,177,055	42,671,549

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Cash flows from operating activities:
Net loss	$(1,956,931)	$(9,288,654)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock-based compensation expense	209,063	684,072
Common stock issued for services	30,653	47,500
Unrealized (gain) loss on short-term investments	(217,412)	150,726
Depreciation expense	25,817	13,969
Changes in operating assets and liabilities:
Accounts receivable	140,486	(258,810)
Prepaid expenses and deposits	52,521	(110,832)
Accounts payable	(56,974)	163,031
Accrued expenses	8,516	65,838
Unearned revenue	(213,227)	314,500
Other current liabilities	(912)	(4,059)
Net cash used in operating activities	(1,978,400)	(8,222,719)

Cash flows from investing activities:
Purchase of investments	(37,306)	(122,842)
Sale of investments	1,170,757	846,576
Purchase of property and equipment	(30,419)	(49,915)
Net cash provided by financing activities	1,103,032	673,819

Cash flows from financing activities:
Proceeds from issuance of common stock	296,250	2,342,000
Payment to acquire Company's common stock	(200,000)
Proceeds from redemption of warrants, net	-	2,720,947
Proceeds from exercise of options	-	11,000
Net cash provided by financing activities	96,250	5,073,947

Decrease in cash and cash equivalents	(779,118)	(2,474,953)
Cash and cash equivalents at beginning of period	1,035,637	4,432,751

Cash and cash equivalents at end of period	$256,519	$1,957,798

The accompanying notes are an integral part of these financial statements.

DISABOOM, INC.

NOTES TO FINANCIAL STATEMENTS

Nine months ended September 30, 2009
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

During the third and fourth calendar quarters of 2008, and through the period ended September 30, 2009, the Company began, and continues to respond aggressively to recessionary economic conditions, the liquidity crisis, capital market volatility, and the general economic outlook, and their resultant adverse impact on the internet advertising industry. During the period ended September 30, 2009 and through the filing date of this Form 10-Q, the Company continues to aggressively reduce and monitor its overall operating expenditures in response to general economic and internet advertising market conditions. We also continue to monitor and evaluate our business needs and resources on an ongoing basis, and may scale back in certain areas that are not deemed essential to the Company’s near term success. Our objective is to balance investment in the Company’s sales and operating functions and capabilities, as summarized herein, while conserving our financial resources to ensure we have sufficient liquidity to fund our planned business operations.

During the three and nine month periods ended September 30, 2009, the Company recognized approximately $101,329 and $505,540 in revenues, and incurred net losses of approximately $693,015 and $1,956,931, respectively. During the three and nine month periods ended September 30, 2008, the Company recognized approximately $196,242 and $387,457 in revenues, and incurred net losses of approximately $2,322,753 and $9,288,654, respectively. The ability to successfully generate sales and future revenues is dependent on a number of factors, including (i) the availability of capital to continue to develop, operate and maintain the Disaboom Network, (ii) the ability to commercialize the Disaboom Network through advertising, sponsorship, and directory services sales, as well as partnerships with other organizations within and outside the disability industry, and (iii) the ability to attract and retain visitors to the Disaboom Network. There can be no assurance that the Company will not encounter setbacks related to these activities.

The balance sheet as of September 30, 2009, and the statements of operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008, respectively, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been appropriately made.

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

To date, the Company has in large part relied on equity financing to fund its operations (Note 3). Management and the Board of Directors monitor the Company’s financial resources on an ongoing basis and may adjust planned business activities and operations as needed in an attempt to ensure we have sufficient operating capital. With our projected sales, operations and expenditures we expect that our current financial resources are sufficient to fund our operations into the fourth calendar quarter of 2009. Our current resources on-hand are not sufficient to cover our costs through the end of fiscal 2009, however. During the fourth calendar quarter of fiscal 2009, we will need to raise additional funds through equity or debt financing to continue to fund our current and planned business operations. Management is currently pursuing various sources of capital. Current conditions in the financial markets have severely limited the availability of these resources, however, and we cannot assure you that sufficient capital will be available on reasonable terms, if at all. Moreover, as a result of on-going recent volatility in the capital markets and the depressed market price of our common stock it may be increasingly difficult for us to obtain additional debt or equity financing.  As such, the ability of the Company to continue as a going concern is dependent on the receipt of additional financing and/or proceeds on the sale of assets and ultimately its ability to generate sufficient cash from operations and financing sources to meet obligations as they come due.  If these activities are not successful, the Company may have to suspend or cease operations altogether.

The December 31, 2008 balance sheet was derived from the Company’s December 31, 2008 audited financial statements.

2.	Summary of significant accounting policies:

Revenue recognition:

During the nine months ended September 30, 2009, the Company received revenue primarily through the sale of its portfolio of advertising products on its flagship website Disaboom.com, and related microsites DisaboomJobs.com and Lovebyrd.com, as well as from the sale of various directory services products related to the Marketplace section of the Company’s main website. Advertising revenue comprised 97% of the Company’s total revenue.  Advertising revenue and directory services revenues are recognized ratably over the period in which it is delivered and earned primarily through (1) the development and release of display and sponsor advertisements, landing pages, features, and channels on the Disaboom Network, (2) the delivery of advertising impressions by recognized and independent third party vendors, and (3) the publication and availability of business listings and other directory service products in the Company’s Marketplace. The Company has agreements ranging in term from one month test agreements to twelve month advertising, sponsorship and marketplace directory services agreements. At September 30, 2009, unearned revenue of $80,380 represents amounts received under advertising contracts for which the advertisements or directory services products have not yet been presented or fully delivered.

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

Accounts receivable:

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $10,000 at September 30, 2009 and December 31, 2008.  The Company generally does not require collateral from its customers. At September 30, 2009, one customer accounted for 15% of the outstanding accounts receivable.

Website development costs:

Costs related to certain web site development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life. Based upon the Company’s product development process and constant modification of the Company’s website, costs incurred by the Company during the application development stage have been insignificant.  Therefore, through September 30, 2009, the Company has expensed all significant website development costs as these costs primarily related to planning and operational activities.  For the three and nine months ended September 30, 2009 and 2008, website development costs of approximately $6,000, $69,000, $7,500 and $183,000 respectively, were expensed.

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

On September 16, 2008 the Board of Directors adopted the 2008 Stock Option Plan (the “2008 Plan”) and reserved 3,000,000 shares under the 2008 Plan. During the nine months ended September 30, 2009 and 2008, the Company granted stock options to purchase 82,500 and 2,691,000 shares under the 2008 Plan, at a weighted average exercise price of $0.16 and $1.21 per share, respectively.  The options are subject to various vesting schedules and are exercisable through various dates, the latest of which is in 2015.

The weighted average fair value of stock options granted during the nine months ended September 30, 2009 and 2008 was estimated to be $0.16 and $0.61 per option, respectively.  The Company used the following assumptions to determine the fair value of stock option grants during the nine months ended September 30, 2009 and 2008:

	2009	2008
Expected term (years)	3.00	2.25-4
Volatility	72%	69-85%
Risk-free interest rate	1.05-1.14%	1.87-3.73%
Dividend yield	0%	0%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding and was calculated using the simplified method for “plain vanilla” options. The expected volatility is based on the historical price volatility of the common stock of similar companies in the internet industry. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the anticipated cash dividend over the expected term of the options.

Summary of stock option activity for the nine months ended September 30, 2009 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	7,597,750	$0.44
Granted	82,500	$0.18
Exercised	-	$-
Expired	(17,500)	$0.48
Forfeited	(449,500)	$0.61
Outstanding at September 30, 2009	7,213,250	$0.35	3.4	$-

Vested at September 30, 2009	3,652,623	$0.41	3.35	$-

During the three and nine months ended September 30, 2009, compensation expense of $46,681 and $209,063 was recorded.

A summary of the status of the Company’s non-vested options as of and for the nine months ended September 30, 2009, is presented below.

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value

Outstanding January 1, 2009	5,089,087	$0.20
Granted	82,500	$0.16
Vested	(1,143,960)	$0.18
Expired	(17,500)	$0.41
Forfeited	(449,500)	$0.41
Nonvested at September 30, 2009	3,560,627	$0.20

As of September 30, 2009, the Company had $151,526 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 2.5 years.

Loss per share:

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Stock options and warrants are not considered in the calculation, as the impact of potential common shares (15,681,590 at September 30, 2009 and 16,630,842 at September 30, 2008) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Fair Value:

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable is deemed to approximate fair value due to the immediate or short-term maturity of these financial instruments.

Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact, and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non performance.

Accounting standards have established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Accounting standards have established three levels of inputs that may be used to measure fair value:

•	Level 1: Quoted prices in active markets for identical assets and liabilities.

•
Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

At September 30, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements.

Recent pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental generally accepted accounting principles (GAAP). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements, as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.

On January 1, 2009, the Company adopted new guidance issued by the FASB related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The guidance was effective for the Company on January 1, 2009, and the Company will apply this new guidance prospectively to all business combinations subsequent to January 1, 2009.

On January 1, 2009, the Company adopted new guidance issued by the FASB related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance had no impact on the Company’s financial statements.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, and it had no material impact on the Company’s financial statements.

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company’s financial statements.

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

Effective July 2, 2009 the Company entered into a Redemption and Lock-Up Agreement with its former Chairman and Chief Executive Officer who is a significant Company shareholder who then owned approximately 15.5% of our outstanding common stock. Pursuant to the agreement the Company purchased 5 million shares of Company common stock in consideration for $200,000.  As part of the agreement, the Company’s former Chairman and Chief Executive Officer agreed that for a period of fourteen months he will not engage in certain transactions with respect to his remaining shares of Company common stock (approximately 2.1 million shares), such as sell, pledge, lend or otherwise dispose of his remaining shares without receiving prior Company consent.  The Company purchased the shares in order to make the shares available for other corporate purposes.  If the Board of Directors deems it advisable and appropriate for the Company to issue additional shares of its common stock the Company believes that having the shares available for issuance is in the Company’s, and its shareholders’, best interest in that any such issuances will now cause less dilution to the Company’s existing shareholders.

During the three and nine months ended September 30, 2009 the Company issued a total of 582,336 and 837,475 shares of common stock for services rendered by employees in lieu of receiving a portion of their salary in cash.  The Company recorded the compensation expense for the three and nine months ended September 30, 2009 of $15,327 and $30,653.  The number of shares issued was determined based upon the amount of monthly salary forgone divided by an average share price of the Company’s common stock at the end of each month, adjusted for a market based discount to compensate for the restricted nature of the stock.

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

Effective April 1, 2009, certain of the Company’s employees, including the person serving as the Company’s Chief Executive Officer, President and Chief Financial Officer, agreed to receive restricted shares of Company common stock, for services rendered to the Company, in lieu of receiving a portion of their salary in cash. The total amount of salary foregone by all of the employees as a whole on a monthly basis is approximately $5,100. The number of shares to be issued to each employee on a monthly basis is determined based upon the amount of monthly salary foregone by each employee, an average share price of the Company’s common stock and a market based discount to compensate for the restricted nature of the stock grant. Each employee who has or will receive restricted shares has entered into a Compensation & Subscription Agreement for the period beginning on April 1, 2009, and ending no later than December 31, 2009 (Note 3).

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

On October 26, 2009, Karl Jacob was appointed to our Board of Directors. Upon his appointment, Mr. Jacob was granted an option to purchase 75,000 shares of the Company’s common stock exercisable at $.04 per share. The option vests in full one year from date of the grant.

In October 2009, the Board authorized to establish, from the Company’s authorized preferred stock, a new series to be known as Series A Convertible Preferred Stock (“Series A Preferred Stock”), consisting of 2,000,000 shares, although the Company has not yet taken all legal steps to create the Series A Preferred Stock. No shares of Series A Preferred Stock have been issued as of the date of this report.

The Company evaluated events through November 23, 2009 for consideration of a subsequent event to be included in its September 30, 2009 financial statements, issued November 23, 2009.

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

Future lease payments are as follows:

(Remaining 3 months) 2009	28,827
2010	119,579
2011	133,458
2012	117,443
Total	399,307

The Company is involved in various claims and assessments arising in the ordinary course of business.  In the opinion of management, the eventual disposition of these matters will not have a material adverse effect in the financial statements.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

              This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 10-K for the year ended December 31, 2008 and under Item 1A of Part II of this report.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

During the third and fourth calendar quarters of 2008, and through the period ended September 30, 2009, the Company began and continues today to respond aggressively to recessionary economic conditions, the liquidity crisis, capital market volatility, and the general economic outlook (collectively, “general economic conditions”), and their resultant adverse impact on the internet advertising industry. During the period ended September 30, 2009 and through the filing date of this Form 10-Q, the Company continues to aggressively reduce and monitor our overall operating expenditures in response to general economic and internet advertising market conditions. We also continue to monitor and evaluate our business needs and resources on an ongoing basis, and may scale back in certain areas that are not deemed essential to the Company’s near term success. Management is exploring potential sources of capital so that the Company can continue to fund our current and planned business operations (Note 4).  However, current conditions in the financial markets have significantly limited the availability of these resources and we have yet to raise sufficient capital to fund such operations.

Business Changes and Business Progress in the Context of General Economic Conditions

 Market growth of traditional static banner and display advertising products in several online advertising market sectors has slowed considerably, and some sectors experienced negative growth during the third and fourth calendar quarters of 2008, and into the third quarter of 2009. This was due in particular to the general economic conditions. Online advertising market growth has also generally slowed due to online advertising pricing declines resulting from increased competition among numerous websites for advertisers to choose from. However, market growth related to niche website advertising which is directed at a specific target audience such as Disaboom, as well as new media online advertising, is anticipated to recover more quickly than general website advertising and traditional advertising products as economic conditions have begun to improve.

Beginning in September 2008, the Company, with the full support of its Board of Directors, aggressively responded to dramatically changing economic, capital market, and internet advertising conditions. The Company appointed new leadership, restructured its management team and employee base, and dramatically reduced its overall cost structure to reflect these new realities – while at the same time launching a series of initiatives designed to enhance its future growth and drive to profitability.  Since the third calendar quarter of 2008, the Company has reduced various operating costs and launched certain business initiatives, including:

•
Average monthly recurring cash operating expenditures for the quarter ended September 30, 2008 were $642,512; average monthly recurring cash operating expenditures for the most recent quarter ended September 30, 2009 were $202,653, a decrease of 68 percent.

•	There were 63 full-time employees during the month of August 2008, and only 19 full-time employees as of September 30, 2009, a decrease of approximately 70 percent.

•
There were a number of outsourced third party vendor services relationships as of August 2008; the Company has aggressively restructured its operations, terminated almost all of its third party vendor services relationships, and performs the necessary core functions in-house as of September 30, 2009.

•
Beginning in the quarter ended June 30, 2009, the Company launched a comprehensive initiative involving the redesign of its enterprise technology and web assets (i.e., websites); on August 1, 2009 we launched our redesigned jobs website DisaboomJobs.com, and on October 1, 2009, we launched our redesigned media website, Disaboom.com

•
There were three groups of standard products available for sale to advertisers as of August 2008; there are four groups of standard products, as well as 10 additional individual products, available for sale to advertisers as of September 30, 2009

Focus Going Forward

Our focus through the quarter ending September 30, 2009 and the remainder of 2009 will likely continue to be:

(i) the continued growth of our new customer sales, existing customer renewals, and cash collections, as well as the proactive management of our total cash operating expenditures;

(ii) the continued optimization, stabilization, and enhancement of each of the Company’s recently redesigned websites, and their underlying platform;

(iii) the identification and pursuit of targeted traffic and growth opportunities related to the Disaboom Network, including the Company’s redesign efforts, through various search engine, social media, social networking, business development and partnership initiatives, and other activities; and

(iv) the ongoing development and evolution of resources, products and services related to the Disaboom Network, our social media and publishing platform, our user community, and our customers.

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

Results of Operations:

During the three months ended September 30, 2009, our revenues decreased 48% to $101,329 from $196,242 during the three months ended September 30, 2008. During the nine months ended September 30, 2009 our revenues increased 30% to 505,540 from $387,457 during the nine months ended September 30, 2008.  Beginning in May 2008, the Company began to develop its initial directory services product capabilities and section of its website which was subsequently launched during the three months ended September 30, 2008, resulting in greater revenues during this period.  During the period June through August 2008, the Company hired a number of telesales oriented personnel who began to realize limited initial sales and revenue success immediately prior to the beginning of the liquidity crisis and rapid deterioration of general economic conditions beginning in September 2008. While revenues for the three and nine month periods ended September 30, 2009 were also adversely impacted by general economic conditions and certain limitations with the Company’s existing website, 2008 revenues for the three and nine months ended September 30, 2008 were generated under a dramatically higher cost structure than currently exists at the Company.

During the three months ended September 2009, our net loss decreased 70% to $693,015, from $2,322,753 during the three months ended September 30, 2008. During the nine months ended September 30, 2009 our net loss decreased 79% to $1,956,931 from $9,288,654. These decreases were primarily a result of the Company’s ongoing initiative to dramatically reduce its cost structure in light of general economic conditions, without impairing its core operating capabilities. This includes significant reductions in headcount as the Company eliminated various positions and initiatives not deemed essential to its 2009 success, the elimination of several Marketplace sales personnel, and transitioning from a variety of third party outsourced vendor services to an in-house environment as summarized above. Average monthly recurring cash operating expenditures for the quarter ended September 30, 2008 were $642,512; average monthly recurring cash operating expenditures for the most recent quarter ended September 30, 2009 were $202,653, a decrease of 68 percent. These cost reductions contributed to our decrease in general and administrative costs generally.

As of September 30, 2008, the Company had 35 full time and 6 part time employees, and outsourced all of its design, software development, and marketing efforts related to the online brand building and launches of its main and employment related websites. The Company also maintained various third party outsourced vendor services relationships to include public relations, content, as well as hosting and database management. As of September 30, 2009, the Company had 19 full time employees, 3 part time employees, and minimal outsourced third party vendor services relationships.

Liquidity and Capital Resources

As of September 30, 2009 we had working capital deficit of ($83,164) as compared to working capital $1,540,527 as of December 31, 2008.  At September 30, 2009 we had current assets of $421,881, including $256,519 in cash and cash equivalents. Our working capital and current assets decreased from the three month period ended June 30, 2009, and during the nine month period ended September 30, 2009, as we funded our operations from our resources on-hand.  While we earned revenues during the quarter ended September 30, 2009, these revenues were not sufficient to cover our expenditures.

Effective July 2, 2009 the Company entered into a Redemption and Lock-Up Agreement with its former Chairman and Chief Executive Officer who is a significant Company shareholder who then owned approximately 15.5% of our outstanding common stock. Pursuant to the agreement the Company purchased five million shares of Company common stock in consideration for $200,000.  The Company purchased the shares in order to make the shares available for other corporate purposes as the Board determined it was likely the Company would need to raise additional capital in 2009.  The Company believes that having the shares available for issuance is in the Company’s, and its shareholders’, best interest in that any such issuances will now cause less dilution to the Company’s existing shareholders.

With our projected sales, operations and expenditures we expect that our current financial resources are sufficient to fund our operations into the fourth calendar quarter of 2009. Our current resources on-hand are not sufficient to cover our costs through the end of fiscal 2009, however. During the fourth calendar quarter of fiscal 2009, we will need to raise additional funds through equity or debt financing to continue to fund our current and planned business operations. Management is currently pursuing various sources of capital. Current conditions in the financial markets have severely limited the availability of these resources, however, and we cannot assure you that sufficient capital will be available on reasonable terms, if at all. Moreover, as a result of on-going recent volatility in the capital markets and the depressed market price of our common stock it may be increasingly difficult for us to obtain additional debt or equity financing.  As such, the ability of the Company to continue as a going concern is dependent on the receipt of additional financing and/or proceeds on the sale of assets and ultimately its ability to generate sufficient cash from operations and financing sources to meet obligations as they come due.  If these activities are not successful, the Company may have to suspend or cease operations altogether.

ITEM 4T.  Controls and Procedures.

a.           Disclosure Controls

As of September 30, 2009, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on the evaluation as of September 30, 2009, our Chief Executive and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

b.      Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

None.

ITEM 1A.  Risk Factors

Except as set forth herein there have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

The Company may suspend its reporting obligations under Section 12(g) of the Securities Exchange Act of 1934.

The Company’s common stock is currently registered under Section 12(g) of the Exchange Act and its common stock is quoted on the OTC Bulletin Board.  For a class of securities to be quoted on the OTC Bulletin Board that class of securities must be registered under the Exchange Act and the issuer must be current in its reporting obligations with the Securities and Exchange Commission (the “SEC”).  The Company’s Board of Directors will likely consider suspending the Company’s reporting obligations under the Exchange Act as soon as December 2009.  If the Company suspends its reporting obligations it will likely result in the Company’s common stock no longer being eligible for quotation on the OTC Bulletin Board, and also result in even less market liquidity.  If the Company suspends its reporting obligations under the Exchange Act the Company will cease filing reports with the SEC causing significantly less information about the Company to be publicly available.

We have limited liquidity, need to raise additional capital, and any capital that we raise is likely to cause substantial dilution to the Company’s existing shareholders.

 We continually attempt to adjust our expenditures in consideration of our financial resources.  Company management and our board of directors monitor our actual and projected sales, costs and expenses on a regular basis and, if necessary, adjust Company programs and planned expenditures in an attempt to ensure we have sufficient operating capital. We have and will continue to evaluate our actual and projected costs and expenditures for our business operations. The weak US and global economy combined with instability in global financial and capital markets have severely limited the availability of equity funding and reduced demand across many industries, including the internet advertising industry. Our current resources on-hand are not sufficient to cover our costs through the end of fiscal 2009.  The Company will have to seek additional sources of liquidity in the near future to fund its business operations. Any sale of a substantial number of additional Company securities to raise capital is likely to cause significant dilution to the Company’s existing shareholders and could also cause the market price of our common stock to decline. Further, there can be no assurance that additional financing will be available on reasonable terms, if at all.  Moreover, as a result of on-going recent volatility in the capital markets and the depressed market price of our common stock it may be increasingly difficult for us to obtain additional debt or equity financing.  As such, the ability of the Company to continue as a going concern is dependent on the receipt of additional financing and/or proceeds on the sale of assets and ultimately its ability to generate sufficient cash from operations and financing sources to meet obligations as they come due.  If these activities are not successful, the Company may have to suspend or cease operations altogether.

ITEM 2.   Unregistered Sale of Equity Securities and Use of Proceeds

A.           Unregistered Sales of Equity Securities

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sale of equity securities that occurred during the quarter or subsequently and not previously reported.

During the month ended July 31, 2009, the Company issued a total of 109,164 shares of common stock share to certain employees of the Company for services rendered at $0.047 per share, in lieu of receiving a total of $5,109 in cash compensation. The number of shares issued to each employee was determined based upon the amount of monthly salary foregone by each employee divided by an average share price of the Company’s common stock at the end of each month, adjusted for a market based discount to compensate for the restricted nature of the stock. As such, the Company did not receive cash consideration for the shares, instead the shares were issued in consideration for services.  We relied on the exemption from registration provided by sections 4(2) and 4(6) under the Securities Act of 1933 for the issuance of common stock to one employee (being our President and an accredited investor). Further, we relied on the exemption from registration provided by section 4(2) under the Securities Act of 1933 for the issuance of common stock to the other employees because we: (i) did not engage in any public advertising or general solicitation in connection with the issuance: (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial business and corporate information, and (iii) believed that for each issuance the recipient obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with these issuances.

During the month ended August 31, 2009, the Company issued a total of 170,868 shares of common stock share to certain employees of the Company for services rendered at $0.03, in lieu of receiving a total of $5,109 in cash compensation. The number of shares issued to each employee was determined based upon the amount of monthly salary foregone by each employee divided by an average share price of the Company’s common stock at the end of each month, adjusted for a market based discount to compensate for the restricted nature of the stock. As such, the Company did not receive cash consideration for the shares, instead the shares were issued in consideration for services.  We relied on the exemption from registration provided by sections 4(2) and 4(6) under the Securities Act of 1933 for the issuance of common stock to one employee (being our President and an accredited investor). Further, we relied on the exemption from registration provided by section 4(2) under the Securities Act of 1933 for the issuance of common stock to the other employees because we: (i) did not engage in any public advertising or general solicitation in connection with the issuance: (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial business and corporate information, and (iii) believed that for each issuance the recipient obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with these issuances.

During the month ended September 30, 2009, the Company issued a total of 302,304 shares of common stock share to certain employees of the Company for services rendered at $0.017, in lieu of receiving a total of $5,109 in cash compensation. The number of shares issued to each employee was determined based upon the amount of monthly salary foregone by each employee divided by an average share price of the Company’s common stock at the end of each month, adjusted for a market based discount to compensate for the restricted nature of the stock. As such, the Company did not receive cash consideration for the shares, instead the shares were issued in consideration for services.  We relied on the exemption from registration provided by sections 4(2) and 4(6) under the Securities Act of 1933 for the issuance of common stock to one employee (being our President and an accredited investor). Further, we relied on the exemption from registration provided by section 4(2) under the Securities Act of 1933 for the issuance of common stock to the other employees because we: (i) did not engage in any public advertising or general solicitation in connection with the issuance: (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial business and corporate information, and (iii) believed that for each issuance the recipient obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with these issuances.

B.           Repurchases of Equity Securities

The following sets forth all repurchases of the Company’s common stock made during the period covered by this report.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	5,000,000	(1)	$0.04	--	--
Aug. 1 – Aug. 31	--		--	--	--
Sept. 1 – Sept. 30	--		--	--	--
Total	5,000,000		$0.04	--	--

(1)           In a private transaction on July 2, 2009 the Company repurchased 5 million shares of its common stock for $200,000.  The Company repurchased the shares in order to make additional shares of its common stock available for corporate purposes and to reduce dilution to the Company’s shareholders that might otherwise be caused by future corporate issuances.  This one-time transaction is further described in a current report on Form 8-K dated July 2, 2009.

ITEM 5.   Other Information

None

ITEM 6. Exhibits.

3.1	Articles of Incorporation, as amended (1)
3.1.1	Amendment to the Articles of Incorporation(2),(4)
3.2	Bylaws (3)
10.1	Redemption and Lock-Up Agreement(5)
31.1	Certification of CEO and CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

        (1)   Incorporated by reference from Form 10-QSB, filed May 15, 2007.
(2)   Incorporated by reference from Form 8-K, filed August 24, 2007.
(3)   Incorporated by reference from Form 8-K, filed March 6, 2008.
(4)   Incorporated by reference from Form 8-K filed November 7, 2008.
(5)   Incorporated by reference from Form 8-K filed July 2, 2009

DISABOOM INC.

SIGNATURES

In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISABOOM, INC.

Date: November 23, 2009	By:	/s/ John Walpuck,
John Walpuck
President, Principal Financial Officer and Principal Executive Officer